Form 10-Q
period 2023-12-30
SCOTTS MIRACLE-GRO CO
filed 2024-02-07
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023
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
As of February 2, 2024, there were 56,692,312 Common Shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 30, 2023	December 31, 2022
Net sales	$410.4	$526.6
Cost of sales	354.0	420.6
Cost of sales—impairment, restructuring and other	(5.8)	10.3
Gross margin	62.2	95.7
Operating expenses:
Selling, general and administrative	114.8	128.5
Impairment, restructuring and other	(7.1)	8.5
Other expense, net	1.8	0.5
Loss from operations	(47.3)	(41.8)
Equity in loss of unconsolidated affiliates	22.5	11.4
Interest expense	42.8	42.7
Other non-operating (income) expense, net	1.6	(1.6)
Loss before income taxes	(114.2)	(94.3)
Income tax benefit	(33.7)	(29.6)
Net loss	$(80.5)	$(64.7)

Basic net loss per common share:	$(1.42)	$(1.17)
Diluted net loss per common share:	$(1.42)	$(1.17)

Weighted-average common shares outstanding during the period	56.7	55.5
Weighted-average common shares outstanding during the period plus dilutive potential common shares	56.7	55.5
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive (Income) Loss
(In millions)
(Unaudited)

	Three Months Ended
	December 30, 2023	December 31, 2022
Net loss	$(80.5)	$(64.7)
Other comprehensive income (loss):
Net foreign currency translation adjustment	3.1	7.2
Net unrealized loss on derivative instruments, net of tax	(8.2)	(4.8)
Reclassification of net unrealized gains on derivative instruments to net loss, net of tax	(1.5)	(3.7)
Net unrealized loss on securities, net of tax	(0.9)	(20.4)
Pension and other post-retirement benefit adjustments, net of tax	(1.4)	(2.9)
Total other comprehensive loss	(8.9)	(24.6)
Comprehensive loss	$(89.4)	$(89.3)
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	December 30, 2023	December 31, 2022
OPERATING ACTIVITIES
Net loss	$(80.5)	$(64.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment, restructuring and other	0.2	3.9
Share-based compensation expense	16.0	20.9
Depreciation	16.1	17.5
Amortization	4.0	7.7
Deferred taxes	(7.1)	23.1
Equity in loss of unconsolidated affiliates	22.5	11.4
Other, net	(0.2)	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	18.2	(108.4)
Inventories	(286.3)	(177.2)
Prepaid and other assets	(40.8)	(67.0)
Accounts payable	83.6	(44.7)
Other current liabilities	(81.8)	(53.5)
Other non-current items	(7.6)	(2.8)
Other, net	0.5	2.2
Net cash used in operating activities	(343.2)	(431.6)

INVESTING ACTIVITIES
Investments in property, plant and equipment	(37.9)	(29.6)
Investments in unconsolidated affiliates	(21.4)	—
Other investing, net	6.1	(6.4)
Net cash used in investing activities	(53.2)	(36.0)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	444.9	645.6
Repayments under revolving and bank lines of credit and term loans	(34.7)	(202.6)
Dividends paid	(37.4)	(36.6)
Purchase of Common Shares	(3.1)	(0.8)
Cash received from exercise of stock options	0.5	0.6
Other financing, net	4.0	—
Net cash provided by financing activities	374.2	406.2
Effect of exchange rate changes on cash	0.7	0.2
Net decrease in cash and cash equivalents	(21.5)	(61.2)
Cash and cash equivalents at beginning of period	31.9	86.8
Cash and cash equivalents at end of period	$10.4	$25.6
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	December 30, 2023	December 31, 2022	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$10.4	$25.6	$31.9
Accounts receivable, less allowances of $15.9, $12.0 and $15.1, respectively	287.6	311.4	304.2
Accounts receivable pledged	—	178.9	—
Inventories	1,169.6	1,525.9	880.3
Prepaid and other current assets	213.8	257.5	181.4
Total current assets	1,681.4	2,299.3	1,397.8
Investment in unconsolidated affiliates	90.8	181.5	91.9
Property, plant and equipment, net of accumulated depreciation of $760.5, $780.6 and $765.4, respectively	610.4	592.8	610.3
Goodwill	243.9	254.3	243.9
Intangible assets, net	433.2	576.0	436.7
Other assets	656.4	630.1	633.1
Total assets	$3,716.1	$4,534.0	$3,413.7

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$54.5	$216.8	$52.3
Accounts payable	332.5	366.8	271.2
Other current liabilities	377.1	348.1	450.2
Total current liabilities	764.1	931.7	773.7
Long-term debt	2,969.0	3,189.6	2,557.4
Other liabilities	368.4	353.2	349.9
Total liabilities	4,101.5	4,474.5	3,681.0
Commitments and contingencies (Note 10)
Equity (deficit):
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 56.7, 55.9 and 56.5, respectively	349.6	367.6	353.1
Retained earnings	372.4	917.9	490.9
Treasury shares, at cost; 11.5, 12.3 and 11.6 shares, respectively	(985.7)	(1,056.7)	(998.5)
Accumulated other comprehensive loss	(121.7)	(169.3)	(112.8)
Total equity (deficit)	(385.4)	59.5	(267.3)
Total liabilities and equity (deficit)	$3,716.1	$4,534.0	$3,413.7
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
The Company’s North America consumer lawn and garden business is highly seasonal, with approximately 75% of its annual net sales occurring in the second and third fiscal quarters. The Company’s Hawthorne segment is also impacted by seasonal sales patterns for certain product categories due to the timing of growing patterns in North America during the second and third fiscal quarters, and the timing of certain controlled agricultural lighting project sales during the third and fourth fiscal quarters.
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three months ended December 30, 2023 and December 31, 2022 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2023 (this “Form 10-Q”) should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2023 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Accounts Receivable
On October 27, 2023, the Company entered into a Master Receivables Purchase Agreement (the “Master Receivables Purchase Agreement”), under which it may sell up to $600.0 of available and eligible outstanding customer accounts receivable generated by sales to four specified customers. The agreement is uncommitted and has an initial term that expires October 25, 2024, unless earlier terminated by the purchaser. The receivable sales are non-recourse to the Company, other than with respect to (i) repurchase and indemnification obligations for any violations by the Company of its respective representations or obligations as seller or servicer and (ii) certain repurchase and payment obligations arising from any dilution of, or dispute with respect to, any purchased receivables that arise after the sale of such purchased receivables to the purchaser not contemplated in the applicable purchase price of such purchased receivable. The recourse obligations of the Company that may arise from time to time are supported by standby letters of credit of $70.0. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the financial institution are classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. The Company records the discount in the “Other expense, net” line in the Condensed Consolidated Statements of Operations. At December 30, 2023, net receivables of $140.1 were derecognized. During the three months ended December 30, 2023, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $199.6.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplier Finance Program
The Company has an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance payment obligations of the Company with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance payment obligations of the Company prior to their scheduled due dates at a discounted price to the participating financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that the Company negotiates with its suppliers are consistent, regardless of whether a supplier participates in the program. The Company’s current payment terms with a majority of its suppliers generally range from 30 to 60 days, which is deemed to be commercially reasonable. The Company’s outstanding payment obligations under its supplier finance program were $30.8, $20.4, and $18.3 at December 30, 2023, December 31, 2022 and September 30, 2023, respectively, and are recorded within accounts payable in the Condensed Consolidated Balance Sheets. The associated payments were $69.8 and $50.5 for the three months ended December 30, 2023 and December 31, 2022, respectively, and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.
Long-Lived Assets
The Company had non-cash investing activities of $8.6 and $19.2 during the three months ended December 30, 2023 and December 31, 2022, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Interest paid	$49.6	$48.8
Income taxes paid (refunded), net	0.8	(23.9)
Cash flow from operating activities for the three months ended December 31, 2022 was impacted by extended payment terms with vendors across the U.S. Consumer and Hawthorne segments for payments originally due in the final weeks of fiscal 2022 that were paid in the first quarter of fiscal 2023.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, “Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires disclosure of the key terms of outstanding supplier finance programs and a roll-forward of the related obligations. ASU No. 2022-04 is effective for fiscal years beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the ASU as of October 1, 2023. The adoption relates to disclosures only and does not have any impact on the Company’s consolidated financial position, results of operations or cash flows.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker that are included within each reported measure of segment profit or loss, and also requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU No. 2023-07 is to be applied retrospectively for all periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU primarily requires enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax reconciliation and quantitative and qualitative disclosures regarding income taxes paid. ASU No. 2023-09 is to be applied prospectively, with the option to apply the standard retrospectively, effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 2. INVESTMENT IN UNCONSOLIDATED AFFILIATES
On December 31, 2020, the Company acquired a 50% equity interest in Bonnie Plants, LLC, a joint venture with Alabama Farmers Cooperative, Inc. (“AFC”) focused on planting, growing, developing, distributing, marketing and selling live plants. During the three months ended December 31, 2022, the Company and AFC amended the joint venture agreement to allow AFC to make an additional equity contribution to Bonnie Plants, LLC, and, as a result of this contribution by AFC, the Company’s equity interest in Bonnie Plants, LLC was reduced to 45%. On November 7, 2023, the Company purchased an additional 5% equity interest in Bonnie Plants, LLC from AFC for $21.4, which restores its total equity interest back to 50%. The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Bonnie Plants, LLC earnings reflected in the Condensed Consolidated Statements of Operations.
During the three months ended December 30, 2023 and December 31, 2022, the Company recorded equity in loss of unconsolidated affiliates of $22.5 and $11.4, respectively, associated with Bonnie Plants, LLC. During the three months ended December 30, 2023, the Company recorded a pre-tax impairment charge of $10.4 associated with its investment in Bonnie Plants, LLC in the “Equity in loss of unconsolidated affiliates” line in the Condensed Consolidated Statements of Operations. The estimated fair value of Bonnie Plants, LLC was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the investment. The fair value estimate utilizes significant unobservable inputs and thus represents a Level 3 fair value measurement.
NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Three Months Ended
	December 30, 2023	December 31, 2022
Cost of sales—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	$(5.8)	$7.1
Property, plant and equipment impairments	—	3.2
Operating expenses—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	(7.1)	8.5
Total impairment, restructuring and other charges (recoveries), net	$(12.9)	$18.8
The following table summarizes the activity related to liabilities associated with restructuring activities during the three months ended December 30, 2023:

Amounts accrued at September 30, 2023	$40.5
Restructuring charges	3.6
Payments	(10.1)
Amounts accrued at December 30, 2023	$34.0
As of December 30, 2023, restructuring accruals include $13.8 that is classified as long-term.
During fiscal 2022, the Company began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. These changes and initiatives include reducing the size of the supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. The Company has also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce its on hand inventory to align with the reduced network capacity. During the three months ended December 30, 2023, the Company recorded recoveries of $3.7 associated with this restructuring initiative, primarily related to the sale of certain previously-reserved inventory at amounts in excess of estimated net realizable value, partially offset by employee termination benefits and facility closure costs. The Company incurred costs of $2.0 in its U.S. Consumer segment and recorded recoveries of $7.7 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 30, 2023. The Company recorded recoveries of $0.8 in its U.S. Consumer segment and incurred costs of $0.3 in its Hawthorne segment and $2.4 at Corporate in the

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
“Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 30, 2023. During the three months ended December 31, 2022, the Company incurred costs of $14.5 associated with this restructuring initiative primarily related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. The Company incurred costs of $1.0 in its U.S. Consumer segment and $8.4 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 31, 2022. The Company incurred costs of $0.2 in its U.S. Consumer segment, $1.0 in its Hawthorne segment, $0.1 in its Other segment and $3.8 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 31, 2022. Costs incurred since the inception of this restructuring initiative through December 30, 2023 were $217.1 for the Hawthorne segment, $46.7 for the U.S. Consumer segment, $1.6 for the Other segment and $25.1 for Corporate.
During the three months ended December 30, 2023, the Company recorded a gain of $12.1 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations associated with a payment received in resolution of a dispute with the former ownership group of a business that was acquired in fiscal 2022. This payment was classified as an operating activity in the Condensed Consolidated Statements of Cash Flows.
NOTE 4. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	December 30, 2023	December 31, 2022	September 30, 2023
Finished goods	$770.6	$1,045.0	$506.2
Raw materials	298.1	360.6	272.5
Work-in-process	100.9	120.3	101.6
Total inventories, net	$1,169.6	$1,525.9	$880.3
NOTE 5. MARKETING AGREEMENT
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Gross commission	$8.8	$9.6
Contribution expenses	(4.5)	(4.5)
Net commission	4.3	5.1
Reimbursements associated with Roundup® marketing agreement	19.1	15.2
Total net sales associated with Roundup® marketing agreement	$23.4	$20.3
NOTE 6. DEBT
The components of debt are as follows:

	December 30, 2023	December 31, 2022	September 30, 2023
Credit Facilities:
Revolving loans	$511.2	$681.5	$88.3
Term loans	912.5	962.5	925.0
Senior Notes due 2031 – 4.000%	500.0	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	400.0	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0	250.0
Receivables facility	—	161.0	—
Finance lease obligations	17.3	18.5	16.9
Other	2.5	3.8	0.4
Total debt	3,043.5	3,427.3	2,630.6
Less current portions	54.5	216.8	52.3
Less unamortized debt issuance costs	20.0	20.9	20.9
Long-term debt	$2,969.0	$3,189.6	$2,557.4
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
On June 8, 2022, the Company entered into Amendment No. 1 to the Sixth A&R Credit Agreement (“Amendment No. 1”). Amendment No. 1 increased the maximum permitted leverage ratio for the quarterly leverage covenant until April 1, 2024. Amendment No. 1 also increased the interest rate applicable to borrowings under the revolving credit facility by 35 bps and the term loan facility by 50 bps, and increased the annual facility fee rate on the revolving credit facility by 15 bps, in each case, when the Company’s quarterly-tested leverage ratio exceeded 4.75.
On July 31, 2023, the Company entered into Amendment No. 2 to the Sixth A&R Credit Agreement (“Amendment No. 2”). Amendment No. 2 (i) reduces the revolving loan commitments by $250.0; (ii) increases the maximum permitted leverage ratio for the quarterly leverage covenant until the earlier of (a) October 1, 2025 and (b) subject to certain conditions specified in Amendment No. 2, the termination by the Company of such adjustment (such period, the “Leverage Adjustment Period”); (iii) replaces the interest coverage covenant with a fixed charge coverage covenant; (iv) increases the interest rate applicable to borrowings under the revolving credit facility and the term loan facility by 25 bps for each existing pricing tier and adds a pricing tier applicable to periods when the leverage ratio exceeds 6.00; (v) limits the amount of certain incremental investments, loans and advances to $25.0 during the Leverage Adjustment Period; and (vi) adds the Company’s intellectual property (subject to certain exceptions) as collateral to secure its obligations under the Sixth A&R Credit Agreement. Additionally, Amendment No. 2 limits the Company’s ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of its Common Shares in an aggregate amount not to exceed 225.0 per fiscal year and (ii) other dividends, distributions or other restricted payments in an aggregate amount not to exceed $25.0. Amendment No. 2 also subjects the Company’s ability to make certain investments to pro forma compliance with certain leverage levels specified in Amendment No. 2. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory, equipment and intellectual property (subject to certain exceptions) of Scotts Miracle-Gro and certain of its domestic subsidiaries and (ii) the pledge of all of the capital stock of certain of Scotts Miracle-Gro’s domestic subsidiaries and a portion of the capital stock of certain of its foreign subsidiaries.
At December 30, 2023, the Company had letters of credit outstanding in the aggregate principal amount of $78.0, and had $660.7 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 9.1% and 6.6% for the three months ended December 30, 2023 and December 31, 2022, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of Amendment No. 2 (“Adjusted EBITDA”). Pursuant to Amendment No. 2, the maximum permitted leverage ratio is (i) 8.25 for the first quarter of fiscal 2024, (ii) 7.75 for the second quarter of fiscal 2024, (iii) 6.50 for the third quarter of fiscal 2024, (iv) 6.00 for the fourth quarter of fiscal 2024, (v) 5.50 for the first quarter of fiscal 2025, (vi) 5.25 for the second quarter of fiscal 2025, (vii) 5.00 for the third quarter of fiscal 2025, (viii) 4.75 for the fourth quarter of fiscal 2025 and (ix) 4.50 for the first quarter of fiscal 2026 and thereafter. The Company’s leverage ratio was 7.20 at December 30, 2023. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s fixed charge coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA minus capital expenditures and expense for taxes paid in cash, divided by the sum of interest expense plus restricted payments, as described in Amendment No. 2. The minimum required fixed charge coverage ratio is (i) 0.75 for the first quarter of fiscal 2024 through the third quarter of fiscal 2024 and (ii) 1.00 for the fourth quarter of fiscal 2024 and thereafter. The Company’s fixed charge coverage ratio was 1.08 for the twelve months ended December 30, 2023.
As of December 30, 2023, the Company was in compliance with all applicable covenants in the agreements governing its debt. Based on the Company’s projections of its financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-Q, the Company expects to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, the Company’s assessment of its ability to meet its future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes, as defined below, and cause the Senior Notes to become due and payable at that time. As of December 30, 2023, the Company’s indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $3,023.7. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.

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
The Senior Notes contain an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings. The minimum required interest coverage ratio is 2.00. The Company’s interest coverage ratio was 2.49 for the twelve months ended December 30, 2023.
Receivables Facility
On April 7, 2017, the Company entered into a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”), under which the Company could sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers subject to agreeing to repurchase the receivables on a weekly basis. The eligible accounts receivable consisted of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which could be sold under the Receivables Facility was $400.0 and the commitment amount during the seasonal commitment period that began on February 24, 2023 and ended on June 16, 2023 was $160.0. The Receivables Facility expired on August 18, 2023.
The sale of receivables under the Receivables Facility was accounted for as short-term debt and the Company continued to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of its requirement to repurchase receivables sold. As of December 31, 2022, there were $161.0 in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $178.9.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of December 30, 2023, December 31, 2022 and September 30, 2023 had a maximum total U.S. dollar equivalent notional amount of $700.0, $800.0 and $600.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at December 30, 2023 are shown in the table below:

Notional Amount ($)		Effective Date (a)	Expiration Date	Fixed Rate
200	(b)	1/20/2022	6/20/2024	0.49%
200		6/7/2023	6/8/2026	0.80%
150		6/7/2023	4/7/2027	3.37%
50		6/7/2023	4/7/2027	3.34%
100	(b)	11/20/2023	3/22/2027	4.74%
(a)The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt, including the impact of interest rate swaps, were 6.0% and 5.2% for the three months ended December 30, 2023 and December 31, 2022, respectively.
NOTE 7. EQUITY (DEFICIT)
The following tables provide a summary of the changes in equity (deficit) for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance at September 30, 2023	$353.1	$490.9	$(998.5)	$(112.8)	$(267.3)
Net income (loss)	—	(80.5)	—	—	(80.5)
Other comprehensive income (loss)	—	—	—	(8.9)	(8.9)
Share-based compensation	11.7	—	—	—	11.7
Dividends declared ($0.66 per share)	—	(38.0)	—	—	(38.0)
Treasury share purchases	—	—	(3.1)	—	(3.1)
Treasury share issuances	(15.2)	—	15.9	—	0.7
Balance at December 30, 2023	$349.6	$372.4	$(985.7)	$(121.7)	$(385.4)
The sum of the components may not equal due to rounding.

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance at September 30, 2022	$364.0	$1,020.1	$(1,091.8)	$(144.6)	$147.7
Net income (loss)	—	(64.7)	—	—	(64.7)
Other comprehensive income (loss)	—	—	—	(24.6)	(24.6)
Share-based compensation	20.8	—	—	—	20.8
Dividends declared ($0.66 per share)	—	(37.5)	—	—	(37.5)
Treasury share purchases	—	—	(0.8)	—	(0.8)
Treasury share issuances	(17.2)	—	35.9	—	18.7
Balance at December 31, 2022	$367.6	$917.9	$(1,056.7)	$(169.3)	$59.5
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (“AOCL”) by component were as follows for each of the periods indicated:

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2023	$(21.9)	$20.1	$(38.6)	$(72.4)	$(112.8)
Other comprehensive income (loss) before reclassifications	3.1	(11.0)	(0.9)	—	(8.8)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(2.0)	—	(2.1)	(4.1)
Income tax benefit (expense)	—	3.3	—	0.7	4.0
Net current period other comprehensive income (loss)	3.1	(9.7)	(0.9)	(1.4)	(8.9)
Balance at December 30, 2023	$(18.8)	$10.4	$(39.5)	$(73.8)	$(121.7)

Balance at September 30, 2022	$(28.9)	$33.3	$(79.7)	$(69.3)	$(144.6)
Other comprehensive income (loss) before reclassifications	7.2	(6.4)	(26.8)	—	(26.0)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(5.0)	—	(3.9)	(8.9)
Income tax benefit (expense)	—	2.9	6.4	1.0	10.3
Net current period other comprehensive income (loss)	7.2	(8.5)	(20.4)	(2.9)	(24.6)
Balance at December 31, 2022	$(21.7)	$24.8	$(100.2)	$(72.2)	$(169.3)
The sum of the components may not equal due to rounding.
Share-Based Awards
In January 2024, the shareholders of Scotts Miracle-Gro approved an amendment and restatement of The Scotts Miracle-Gro Company Long-Term Incentive Plan to increase the maximum number of Common Shares available for grant to participants under the Plan by 2.5 million Common Shares.
Total share-based compensation was as follows for each of the periods indicated:

	Three Months Ended
	December 30, 2023	December 31, 2022
Share-based compensation	$16.0	$20.9
Related tax benefit recognized	2.6	4.7
Stock Options
Stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Awards outstanding at September 30, 2023	1,191,183	$76.64	6.6 years
Granted	1,287,402	53.46
Forfeited	(18,381)	50.40
Awards outstanding at December 30, 2023	2,460,204	64.70	8.2 years	$21.9
Exercisable	399,223	66.24	1.9 years	0.9

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The weighted-average fair value per share of each option granted during the three months ended December 30, 2023 and December 31, 2022 was $15.16 and $13.67, respectively. There were no options exercised during the three months ended December 30, 2023 and December 31, 2022. As of December 30, 2023, there was $11.7 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.6 years. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $0.5 and $0.6 for the three months ended December 30, 2023 and December 31, 2022, respectively.
The grant date fair value of stock option awards is estimated using a binomial model. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding. The weighted average assumptions for awards granted in fiscal 2024 are as follows:

Expected volatility	38.8%
Risk-free interest rate	4.7%
Expected dividend yield	4.1%
Expected life	6.1 years
Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2023	611,838	$89.10
Granted	204,249	48.79
Vested	(11,620)	79.38
Forfeited	(18,362)	67.76
Awards outstanding at December 30, 2023	786,105	79.27
The weighted-average grant-date fair value of restricted stock-based awards granted during the three months ended December 30, 2023 and December 31, 2022 was $48.79 and $50.59 per share, respectively. As of December 30, 2023, there was $18.2 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted stock-based awards that is expected to be recognized over a weighted-average period of 1.9 years.
Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2023	544,790	$76.85
Granted	11,146	44.86
Vested (a)	(181,791)	59.88
Forfeited	(184,799)	64.31
Awards outstanding at December 30, 2023	189,346	99.60
(a)     Vested at a weighted average of 100% of the target performance share units granted.
The weighted-average grant-date fair value of performance-based awards granted during the three months ended December 30, 2023 and December 31, 2022 was $44.86 and $63.61 per share, respectively. As of December 30, 2023, there was $2.2 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based awards that is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of performance-based units vested during the three months ended December 30, 2023 and December 31, 2022 was $10.6 and $6.0, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
During the three months ended December 30, 2023, the Company determined that short-term variable incentive compensation for fiscal 2024 would be provided to certain employees as performance-based awards in lieu of a cash-based program. The program is structured so the fiscal 2024 incentive grant, if any, will be made on or near the incentive payout date, subject to certain performance conditions and a service requirement. The number of performance-based units that are ultimately issued to participating employees will be determined based on a target incentive payout amount for each employee adjusted up or down based on actual performance compared to the performance conditions, and then converted into a variable number of performance-based award units based on the fair value of the Company’s Common Shares on the grant date. The awards are classified as liability awards and, as of December 30, 2023, the Company had accrued $2.3 in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets associated with these awards. As of December 30, 2023, there was $17.9 of total unrecognized pre-tax compensation cost related to these nonvested performance-based awards that is expected to be recognized over the remainder of fiscal 2024. The units associated with these awards are excluded from the table above.
NOTE 8. EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted income (loss) per Common Share.

	Three Months Ended
	December 30, 2023	December 31, 2022
Net loss	$(80.5)	$(64.7)
Basic net loss per common share:
Weighted-average common shares outstanding during the period	56.7	55.5
Basic net loss per common share:	$(1.42)	$(1.17)
Diluted net loss per common share:
Weighted-average common shares outstanding during the period	56.7	55.5
Dilutive potential common shares	—	—
Weighted-average common shares outstanding during the period plus dilutive potential common shares	56.7	55.5
Diluted net loss per common share:	$(1.42)	$(1.17)

Antidilutive stock options outstanding	1.0	0.9
Diluted average common shares used in the diluted loss per common share calculation for the three months ended December 30, 2023 and December 31, 2022 were 56.7 million and 55.5 million, respectively, which excluded potential Common Shares of 0.5 million and 0.2 million, respectively, because the effect of their inclusion would be anti-dilutive as the Company incurred a net loss for the three months ended December 30, 2023 and December 31, 2022.
NOTE 9. INCOME TAXES
The effective tax rates for the three months ended December 30, 2023 and December 31, 2022 were 29.5% and 31.4%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2020. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to the foreign jurisdictions, a Canadian audit covering fiscal years 2020 through 2021 is in process. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2018 through 2019. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.

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
Regulatory Matters
At December 30, 2023, the Company had recorded liabilities of $2.6 for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $112.5, $159.9 and $123.1 at December 30, 2023, December 31, 2022 and September 30, 2023, respectively. Contracts outstanding at December 30, 2023 will mature over the next fiscal quarter.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that were hedging interest payments as of December 30, 2023, December 31, 2022 and September 30, 2023 had a maximum total U.S. dollar equivalent notional amount of $700.0, $800.0 and $600.0, respectively. Refer to “NOTE 6. DEBT” for the terms of the swap agreements outstanding at December 30, 2023. Included in the AOCL balance at December 30, 2023 was a gain of $10.3 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at December 30, 2023 was a loss of $3.3 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	December 30, 2023	December 31, 2022	September 30, 2023
Urea	18,000 tons	27,000 tons	52,500 tons
Diesel	2,226,000 gallons	2,058,000 gallons	1,974,000 gallons
Heating Oil	1,008,000 gallons	1,092,000 gallons	966,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 30, 2023	December 31, 2022	September 30, 2023
Interest rate swap agreements	Prepaid and other current assets	$14.4	$14.2	$16.7
	Other assets	7.1	16.1	14.7
	Other liabilities	(2.0)	—	—
Commodity hedging instruments	Prepaid and other current assets	—	0.3	2.3
	Other current liabilities	(0.4)	(2.4)	—
Total derivatives designated as hedging instruments		$19.1	$28.2	$33.7

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$—	$0.6	$5.6
	Other current liabilities	(2.8)	(0.8)	—
Commodity hedging instruments	Prepaid and other current assets	—	0.7	0.9
	Other current liabilities	(0.3)	—	—
Total derivatives not designated as hedging instruments		(3.1)	0.5	6.5
Total derivatives		$16.0	$28.7	$40.2

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The effect of derivative instruments on AOCL, net of tax, and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain / (Loss) Recognized in AOCL
	Three Months Ended
	December 30, 2023	December 31, 2022
Interest rate swap agreements	$(6.4)	$0.5
Commodity hedging instruments	(1.8)	(5.3)
Total	$(8.2)	$(4.8)

Derivatives in Cash Flow Hedging Relationships	Reclassified from AOCL into Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended
		December 30, 2023	December 31, 2022
Interest rate swap agreements	Interest expense	$2.6	$1.4
Commodity hedging instruments	Cost of sales	(1.1)	2.3
Total		$1.5	$3.7

Derivatives Not Designated as Hedging Instruments	Recognized in Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended
		December 30, 2023	December 31, 2022
Currency forward contracts	Other income / expense, net	$(4.8)	$(11.3)
Commodity hedging instruments	Cost of sales	(1.3)	1.5
Total		$(6.1)	$(9.8)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 12. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		December 30, 2023		December 31, 2022		September 30, 2023
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$1.5	$1.5	$1.9	$1.9	$1.2	$1.2
Other
Investment securities in non-qualified retirement plan assets	Level 1	40.1	40.1	37.7	37.7	36.3	36.3
Convertible debt investments	Level 3	85.0	85.0	91.2	91.2	85.8	85.8

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	511.2	511.2	681.5	681.5	88.3	88.3
Credit facilities – term loans	Level 2	912.5	912.5	962.5	962.5	925.0	925.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	425.0	500.0	375.6	500.0	380.0
Senior Notes due 2032 – 4.375%	Level 2	400.0	339.0	400.0	303.0	400.0	304.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	401.6	450.0	364.5	450.0	366.8
Senior Notes due 2026 – 5.250%	Level 2	250.0	242.2	250.0	236.3	250.0	233.1
Receivables facility	Level 2	—	—	161.0	161.0	—	—
Other debt	Level 2	2.5	2.5	3.8	3.8	0.4	0.4
Changes in the balance of Level 3 convertible debt investments carried at fair value are presented below. There were no transfers into or out of Level 3.

	Three Months Ended
	December 30, 2023	December 31, 2022
Fair value at beginning of period	$85.8	$117.0
Total realized / unrealized gains included in net earnings	0.1	1.0
Total realized / unrealized losses included in OCI	(0.9)	(26.8)
Fair value at end of period	$85.0	$91.2
The amortized cost basis of convertible debt investments was $225.9, $223.0 and $225.8 at December 30, 2023, December 31, 2022 and September 30, 2023, respectively. At December 30, 2023, December 31, 2022 and September 30, 2023, gross unrealized losses on convertible debt investments were $140.9, $131.9 and $140.0, respectively, and there were no gross unrealized gains. These investments have been in a continuous unrealized loss position for greater than 12 months as of December 30, 2023. The allowance for expected credit losses was $101.3, $0.0 and $101.3 at December 30, 2023, December 31, 2022 and September 30, 2023, respectively. At December 30, 2023, the period until scheduled maturity of the Company’s convertible debt investments was between 3.7 years and 5.7 years.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 13. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At December 30, 2023, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $23.3. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three months ended December 30, 2023 and December 31, 2022.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of December 30, 2023, the Company’s residual value guarantee would have approximated $5.2.
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	December 30, 2023	December 31, 2022	September 30, 2023
Operating leases:
Right-of-use assets	Other assets	$282.6	$281.2	$262.6

Current lease liabilities	Other current liabilities	77.2	76.5	76.4
Non-current lease liabilities	Other liabilities	234.0	216.4	220.1
Total operating lease liabilities		$311.2	$292.9	$296.5

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$14.8	$16.4	$14.5

Current lease liabilities	Current portion of debt	2.1	1.9	1.9
Non-current lease liabilities	Long-term debt	15.2	16.6	15.0
Total finance lease liabilities		$17.3	$18.5	$16.9
Components of lease cost were as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Operating lease cost (a)	$22.0	$22.2
Variable lease cost	6.6	6.5

Finance lease cost
Amortization of right-of-use assets	0.6	1.4
Interest on lease liabilities	0.2	0.3
Total finance lease cost	$0.8	$1.7
(a)Operating lease cost includes amortization of right-of-use assets of $18.2 and $19.0 for the three months ended December 30, 2023 and December 31, 2022, respectively. Short-term lease expense is excluded from operating lease cost and is not material.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$24.3	$22.2
Operating cash flows from finance leases	0.2	0.3
Financing cash flows from finance leases	0.5	1.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$33.5	$16.5
Finance leases	0.8	—
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

	December 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	5.5	4.7
Finance leases	9.1	9.9

Weighted-average discount rate:
Operating leases	5.5%	3.6%
Finance leases	4.5%	4.4%
Maturities of lease liabilities by fiscal year for the Company’s leases as of December 30, 2023 were as follows:

Year	Operating Leases	Finance Leases
2024 (remainder of the year)	$71.0	$2.1
2025	81.4	2.8
2026	62.5	2.3
2027	38.7	2.0
2028	29.8	1.7
Thereafter	81.7	10.2
Total lease payments	365.1	21.1
Less: Imputed interest	(53.9)	(3.8)
Total lease liabilities	$311.2	$17.3

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Three Months Ended
	December 30, 2023	December 31, 2022
Net Sales:
U.S. Consumer	$306.7	$369.0
Hawthorne	80.1	131.5
Other	23.6	26.1
Consolidated	$410.4	$526.6

Segment Profit (Loss):
U.S. Consumer	$(15.5)	$31.3
Hawthorne	(9.7)	(16.2)
Other	(5.0)	1.4
Total Segment Profit (Loss)	(30.2)	16.5
Corporate	(26.0)	(31.9)
Intangible asset amortization	(4.0)	(7.7)
Impairment, restructuring and other	12.9	(18.7)
Equity in loss of unconsolidated affiliates	(22.5)	(11.4)
Interest expense	(42.8)	(42.7)
Other non-operating income (expense), net	(1.6)	1.6
Loss before income taxes	$(114.2)	$(94.3)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following table presents net sales by product category for the periods indicated:

	Three Months Ended
	December 30, 2023	December 31, 2022
U.S. Consumer:
Lawn care	$118.8	$145.4
Growing media and mulch	72.0	97.1
Controls	53.4	58.2
Roundup® marketing agreement	23.4	20.3
Other, primarily gardening	39.1	48.0
Hawthorne:
Lighting	31.9	50.3
Nutrients	16.6	22.8
Growing environments	11.5	25.5
Growing media	11.2	17.8
Other, primarily hardware	8.9	15.1
Other:
Growing media	13.2	15.4
Lawn care	2.3	2.6
Other, primarily gardening and controls	8.1	8.1
Total net sales	$410.4	$526.6

The following table presents net sales by geographic area for the periods indicated:

	Three Months Ended
	December 30, 2023	December 31, 2022
Net sales:
United States	$365.8	$465.0
International	44.6	61.6
	$410.4	$526.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management’s Discussion and Analysis (“MD&A”) is to provide an understanding of our financial condition and results of operations by focusing on changes in certain key measures from year-to-year. This MD&A includes the following sections:
•Executive summary
•Results of operations
•Segment results
•Liquidity and capital resources
•Regulatory matters
•Critical accounting policies and estimates
This MD&A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Annual Report”) and our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Due to the seasonal nature of the consumer lawn and garden business, significant portions of our U.S. Consumer and Other segment sales ship to our retail customers during our second and third fiscal quarters, as noted in the following table. Our annual net sales are further concentrated in the second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products. Our Hawthorne segment is also impacted by seasonal sales patterns for certain product categories due to the timing of growing patterns in North America during our second and third fiscal quarters, and the timing of certain controlled agricultural lighting project sales during our third and fourth fiscal quarters.

	Percent of Net Sales from Continuing Operations by Quarter
	2023	2022	2021
First Quarter	14.8%	14.4%	15.2%
Second Quarter	43.2%	42.8%	37.1%
Third Quarter	31.5%	30.2%	32.7%
Fourth Quarter	10.5%	12.6%	15.0%

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Recent Events
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. These changes and initiatives include reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. We have also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce our on hand inventory to align with the reduced network capacity. We expect these efforts to deliver run-rate annualized savings of at least $300.0, nearly all of which is expected to be realized by the end of fiscal 2024. The restructuring initiative is expected to improve our gross margin rate and decrease SG&A. During the three months ended December 30, 2023, we recorded recoveries of $5.8 in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations and incurred costs of $2.0 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations associated with this restructuring initiative, primarily related to the sale of certain previously-reserved inventory at amounts in excess of estimated net realizable value, partially offset by employee termination benefits and facility closure costs. Costs incurred from the inception of this restructuring initiative through December 30, 2023 were $290.5.
During the three months ended December 30, 2023, our Hawthorne segment continued to experience adverse financial results primarily due to decreased sales volume. The decrease in sales volume is attributable to an oversupply of cannabis, which significantly decreased cannabis wholesale prices and indoor and outdoor cannabis cultivation. The oversupply has been driven by increased licensing activity across the U.S., significant capital investment in the cannabis production marketplace over the past several years, inconsistent enforcement of regulations and the market impacts of the COVID-19 pandemic. We expect that the oversupply of cannabis will continue to adversely impact our Hawthorne segment. If the oversupply of cannabis persists longer, or is more significant than we expect, our results of operations could be materially and adversely impacted for a longer period and to a greater extent than we currently anticipate.
During the three months ended December 30, 2023, we continued to experience the impacts of cost inflation, resulting in persistently high manufacturing costs, and volatile commodity costs. Higher costs over the past several years required us to implement significant price increases across our business in fiscal 2022 and 2023, and we expect targeted price reductions on certain products during fiscal 2024. Inflationary headwinds, volatile commodity costs and higher interest rates are expected to continue. The impact that these trends will continue to have on our operational and financial performance will depend on future developments, including inflationary and macroeconomic conditions and their impact on consumer behavior, which are difficult to predict.
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended December 30, 2023 and December 31, 2022:

	December 30, 2023	% of Net Sales	December 31, 2022	% of Net Sales
Net sales	$410.4	100.0%	$526.6	100.0%
Cost of sales	354.0	86.3	420.6	79.9
Cost of sales—impairment, restructuring and other	(5.8)	(1.4)	10.3	2.0
Gross margin	62.2	15.2	95.7	18.2
Operating expenses:
Selling, general and administrative	114.8	28.0	128.5	24.4
Impairment, restructuring and other	(7.1)	(1.7)	8.5	1.6
Other expense, net	1.8	0.4	0.5	0.1
Loss from operations	(47.3)	(11.5)	(41.8)	(7.9)
Equity in loss of unconsolidated affiliates	22.5	5.5	11.4	2.2
Interest expense	42.8	10.4	42.7	8.1
Other non-operating (income) expense, net	1.6	0.4	(1.6)	(0.3)
Loss before income taxes	(114.2)	(27.8)	(94.3)	(17.9)
Income tax benefit	(33.7)	(8.2)	(29.6)	(5.6)
Net loss	$(80.5)	(19.6)%	$(64.7)	(12.3)%
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Net Sales
Net sales for the three months ended December 30, 2023 were $410.4, a decrease of 22.1% from net sales of $526.6 for the three months ended December 31, 2022. Factors contributing to the change in net sales are outlined in the following table:

Three Months Ended
December 30, 2023
Volume and mix	(19.2)%
Pricing	(3.1)
Foreign exchange rates	0.2
Change in net sales	(22.1)%
The decrease in net sales for the three months ended December 30, 2023 as compared to the three months ended December 31, 2022 was primarily driven by:
•decreased sales volume driven by lighting, growing environments, growing media, hardware and nutrients products in our Hawthorne segment; and lawn care, gardens and controls products in our U.S. Consumer segment; and
•decreased pricing in our U.S. Consumer, Hawthorne and Other segments.
Cost of Sales
The following table shows the major components of cost of sales:

	Three Months Ended
	December 30, 2023	December 31, 2022
Materials	$175.8	$224.6
Distribution and warehousing	83.3	103.3
Manufacturing labor and overhead	75.8	77.5
Costs associated with Roundup® marketing agreement	19.1	15.2
Cost of sales	354.0	420.6
Cost of sales—impairment, restructuring and other	(5.8)	10.3
	$348.2	$430.9
Factors contributing to the change in cost of sales are outlined in the following table:

Three Months Ended
December 30, 2023
Volume, mix and other	$(80.4)
Material cost changes	9.0
Costs associated with Roundup® marketing agreement	4.0
Foreign exchange rates	0.8
(66.6)
Impairment, restructuring and other	(16.1)
Change in cost of sales	$(82.7)
The decrease in cost of sales for the three months ended December 30, 2023 as compared to the three months ended December 31, 2022 was primarily driven by:
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
(Dollars in millions, except per share data)
•higher manufacturing costs, primarily labor, included with “volume, mix and other” in our U.S. Consumer, Hawthorne and Other segments; and
•an increase in costs associated with the Roundup® marketing agreement.
Gross Margin
As a percentage of net sales, our gross margin rate was 15.2% and 18.2% for the three months ended December 30, 2023 and December 31, 2022, respectively. Factors contributing to the change in gross margin rate are outlined in the following table:

Three Months Ended
December 30, 2023
Pricing	(3.2)%
Material costs	(2.1)
Volume, mix and other	(0.8)
Roundup® commissions and reimbursements	(0.3)
(6.4)%
Impairment, restructuring and other	3.4
Change in gross margin rate	(3.0)%
The decrease in gross margin rate for the three months ended December 30, 2023 as compared to the three months ended December 31, 2022 was primarily driven by:
•decreased pricing in our U.S. Consumer, Hawthorne and Other segments;
•higher material costs in our U.S. Consumer and Other segments;
•unfavorable leverage of fixed costs, included with “volume, mix and other,” driven by lower sales volume in our U.S. Consumer and Hawthorne segments; and
•higher manufacturing costs, primarily labor, included with “volume, mix and other” in our U.S. Consumer and Hawthorne segments;
•partially offset by lower warehousing costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments;
•favorable mix associated with our Hawthorne segment; and
•a decrease in impairment, restructuring and other charges.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Three Months Ended
	December 30, 2023	December 31, 2022
Advertising	$17.4	$15.3
Share-based compensation	13.4	18.8
Research and development	8.4	8.9
Amortization of intangibles	3.5	7.1
Other selling, general and administrative	72.1	78.4
	$114.8	$128.5
SG&A decreased $13.7, or 10.7%, during the three months ended December 30, 2023 compared to the three months ended December 31, 2022. Advertising expense increased $2.1, or 13.7%, due to higher media spending in our U.S. Consumer segment. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares, decreased $5.4, or 28.7%, driven by management’s assessment of a lower probability of achievement of performance goals for certain long-term performance-based award units as well as a decrease in short-term variable incentive compensation provided to employees as share-based awards. Amortization expense decreased $3.6 or 50.7%, driven by the impairment of certain

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Hawthorne segment intangible assets during fiscal 2023. Other SG&A decreased $6.3, or 8.0%, driven by reductions in staffing levels and other cost-reduction initiatives.
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Three Months Ended
	December 30, 2023	December 31, 2022
Cost of sales—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	$(5.8)	$7.1
Property, plant and equipment impairments	—	3.2
Operating expenses—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	(7.1)	8.5
Total impairment, restructuring and other charges (recoveries), net	$(12.9)	$18.8
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. These changes and initiatives include reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. We have also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce our on hand inventory to align with the reduced network capacity. During the three months ended December 30, 2023, we recorded recoveries of $3.7 associated with this restructuring initiative, primarily related to the sale of certain previously-reserved inventory at amounts in excess of estimated net realizable value, partially offset by employee termination benefits and facility closure costs. We incurred costs of $2.0 in our U.S. Consumer segment and recorded recoveries of $7.7 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 30, 2023. We recorded recoveries of $0.8 in our U.S. Consumer segment and incurred costs of $0.3 in our Hawthorne segment and $2.4 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 30, 2023. During the three months ended December 31, 2022, we incurred costs of $14.5 associated with this restructuring initiative primarily related to employee termination benefits, facility closure costs and impairment of property, plant and equipment. We incurred costs of $1.0 in our U.S. Consumer segment and $8.4 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 31, 2022. We incurred costs of $0.2 in our U.S. Consumer segment, $1.0 in our Hawthorne segment, $0.1 in our Other segment and $3.8 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 31, 2022. Costs incurred since the inception of this restructuring initiative through December 30, 2023 were $217.1 for our Hawthorne segment, $46.7 for our U.S. Consumer segment, $1.6 for our Other segment and $25.1 for Corporate. We continue to evaluate additional network and organizational changes, which, if executed, may result in additional restructuring charges in future periods.
During the three months ended December 30, 2023, we recorded a gain of $12.1 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations associated with a payment received in resolution of a dispute with the former ownership group of a business that was acquired in fiscal 2022. This payment was classified as an operating activity in the Condensed Consolidated Statements of Cash Flows.
Loss from Operations
Loss from operations was $47.3 for the three months ended December 30, 2023, an increase of 13.2% compared to $41.8 for the three months ended December 31, 2022. The increase was driven by lower net sales and a decrease in gross margin rate, partially offset by lower impairment, restructuring and other charges and lower SG&A.
Equity in Loss of Unconsolidated Affiliates
Equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC was $22.5 and $11.4 during the three months ended December 30, 2023 and December 31, 2022, respectively. We anticipated a net loss for Bonnie Plants, LLC in the first quarter due to the seasonal nature of its business, in which sales are heavily weighted to the spring and summer selling periods. During the three months ended December 30, 2023, equity in loss of unconsolidated affiliates also included a pre-tax impairment charge of $10.4 associated with our investment in Bonnie Plants, LLC.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Interest Expense
Interest expense was $42.8 for the three months ended December 30, 2023, an increase of 0.2% compared to $42.7 for the three months ended December 31, 2022. The increase was driven by an increase in our weighted average interest rate, net of the impact of interest rate swaps, of 80 basis points, partially offset by lower average borrowings of $428.9. The increase in our weighted average interest rate was primarily driven by higher borrowing rates on the Sixth A&R Credit Agreement. The decrease in average borrowings was primarily driven by net debt repayments during fiscal 2023 that resulted in a lower beginning debt balance for the three months ended December 30, 2023 as well as the impact of the expiration of the Receivables Facility and the execution of the Master Receivables Purchase Agreement.
Income Tax Benefit
The effective tax rates for the three months ended December 30, 2023 and December 31, 2022 were 29.5% and 31.4%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year-end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
Net Loss
Net loss was $80.5, or $1.42 per diluted share, for the three months ended December 30, 2023 compared to $64.7, or $1.17 per diluted share, for the three months ended December 31, 2022. The increase was driven by lower net sales, a decrease in gross margin rate and higher equity in loss of unconsolidated affiliates, partially offset by lower impairment, restructuring and other charges and lower SG&A.
Diluted average common shares used in the diluted loss per common share calculation for the three months ended December 30, 2023 and December 31, 2022 were 56.7 million and 55.5 million, respectively, which excluded potential Common Shares of 0.5 million and 0.2 million, respectively, because the effect of their inclusion would be anti-dilutive as we incurred a net loss for the three months ended December 30, 2023 and December 31, 2022. The increase in diluted average common shares was primarily the result of the exercise and issuance of share-based compensation awards.
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
The following table sets forth net sales by segment:

	Three Months Ended
	December 30, 2023	December 31, 2022
U.S. Consumer	$306.7	$369.0
Hawthorne	80.1	131.5
Other	23.6	26.1
Consolidated	$410.4	$526.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth Segment Profit (Loss) as well as a reconciliation to loss before income taxes, the most directly comparable GAAP measure:

	Three Months Ended
	December 30, 2023	December 31, 2022
U.S. Consumer	$(15.5)	$31.3
Hawthorne	(9.7)	(16.2)
Other	(5.0)	1.4
Total Segment Profit (Loss) (Non-GAAP)	(30.2)	16.5
Corporate	(26.0)	(31.9)
Intangible asset amortization	(4.0)	(7.7)
Impairment, restructuring and other	12.9	(18.7)
Equity in loss of unconsolidated affiliates	(22.5)	(11.4)
Interest expense	(42.8)	(42.7)
Other non-operating income (expense), net	(1.6)	1.6
Loss before income taxes (GAAP)	$(114.2)	$(94.3)
U.S. Consumer
U.S. Consumer segment net sales were $306.7 in the first quarter of fiscal 2024, a decrease of 16.9% from first quarter of fiscal 2023 net sales of $369.0. The decrease was driven by lower sales volume of 13.3% and decreased pricing of 3.6%. The decrease in sales volume was driven by lawn care, gardens and controls products.
U.S. Consumer Segment Loss was $15.5 in the first quarter of fiscal 2024, a decrease from first quarter of fiscal 2023 Segment Profit of $31.3. The decrease was due to lower net sales and a lower gross margin rate, partially offset by lower SG&A.
Hawthorne
Hawthorne segment net sales were $80.1 in the first quarter of fiscal 2024, a decrease of 39.1% from first quarter of fiscal 2023 net sales of $131.5. The decrease was driven by lower sales volume of 38.0% and decreased pricing of 1.9%, partially offset by favorable foreign exchange rates of 0.8%. The decrease in sales volume was driven by lighting, growing environments, growing media, hardware and nutrients products.
Hawthorne Segment Loss was $9.7 in the first quarter of fiscal 2024, a decrease from first quarter of fiscal 2023 Segment Loss of $16.2. The decrease was driven by a higher gross margin rate and lower SG&A, partially offset by lower net sales.
Other
Other segment net sales were $23.6 in the first quarter of fiscal 2024, a decrease of 9.6% from the first quarter of fiscal 2023 net sales of $26.1. The decrease was driven by lower sales volume of 8.0%, decreased pricing of 1.2% and unfavorable foreign exchange rates of 0.4%.
Other Segment Loss was $5.0 in the first quarter of fiscal 2024, a decrease from first quarter of fiscal 2023 Segment Profit of $1.4. The decrease was driven by lower net sales, a lower gross margin rate and higher SG&A.
Corporate
Corporate expenses were $26.0 in the first quarter of fiscal 2024, a decrease of 18.5% from first quarter of fiscal 2023 expenses of $31.9. The decrease was driven by lower share-based compensation expense and reductions in staffing levels and other cost-reduction initiatives.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	Three Months Ended
	December 30, 2023	December 31, 2022
Net cash used in operating activities	$(343.2)	$(431.6)
Net cash used in investing activities	(53.2)	(36.0)
Net cash provided by financing activities	374.2	406.2
Operating Activities
Cash used in operating activities totaled $343.2 for the three months ended December 30, 2023, a decrease of $88.4 compared to $431.6 for the three months ended December 31, 2022. This decrease was driven by lower accounts receivable, accounts payable timing and lower SG&A, partially offset by higher inventory production, lower gross margin, higher payments to customers related to promotional programs and lower income tax refunds received. Lower accounts receivable is driven by the favorable impact of accounts receivable sold under the Master Receivables Purchase Agreement which was entered into on October 27, 2023. Accounts payable timing is driven by the impact of extended payment terms with vendors for payments originally due in the final weeks of fiscal 2022 that were paid in the first quarter of fiscal 2023.
Investing Activities
Cash used in investing activities totaled $53.2 for the three months ended December 30, 2023, an increase of $17.2 compared to $36.0 for the three months ended December 31, 2022. Cash used for investments in property, plant and equipment during the first three months of fiscal 2024 and 2023 was $37.9 and $29.6, respectively. During the three months ended December 30, 2023, we acquired an additional equity interest in Bonnie Plants, LLC for $21.4. During the three months ended December 30, 2023 and December 31, 2022, we had other investing cash inflows (outflows) of $6.1 and $(6.4), respectively, primarily associated with currency forward contracts.
Financing Activities
Cash provided by financing activities totaled $374.2 for the three months ended December 30, 2023 compared to $406.2 for the three months ended December 31, 2022. During the three months ended December 30, 2023, we had net borrowings on our debt instruments of $410.2 due to our seasonal working capital build, paid dividends of $37.4 and repurchased Common Shares for $3.1 (which includes cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation). During the three months ended December 31, 2022, we had net borrowings on our debt instruments of $443.0 and paid dividends of $36.6.
Accounts Receivable Sales
On October 27, 2023, we entered into the Master Receivables Purchase Agreement under which we may sell up to $600.0 of available and eligible outstanding customer accounts receivable generated by sales to four specified customers. The agreement is uncommitted and has an initial term that expires October 25, 2024, unless earlier terminated by the purchaser. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the financial institution are classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. We record the discount in the “Other expense, net” line in the Condensed Consolidated Statements of Operations. At December 30, 2023, net receivables of $140.1 were derecognized. During the three months ended December 30, 2023, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $199.6.
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
obligations under our supplier finance program were $30.8, $20.4 and $18.3 at December 30, 2023, December 31, 2022 and September 30, 2023, respectively, and are recorded within accounts payable in the Condensed Consolidated Balance Sheets. The associated payments were $69.8 and $50.5 for the three months ended December 30, 2023 and December 31, 2022, respectively, and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.
Long-Lived Assets
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $10.4, $25.6 and $31.9 as of December 30, 2023, December 31, 2022 and September 30, 2023, respectively, included $4.0, $11.6 and $26.6, respectively, held by controlled foreign corporations. As of December 30, 2023, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
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
At December 30, 2023, we had letters of credit outstanding in the aggregate principal amount of $78.0, and had $660.7 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
under the credit facilities, excluding the impact of interest rate swaps, were 9.1% and 6.6% for the three months ended December 30, 2023 and December 31, 2022, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters calculated as average total indebtedness, divided by our Adjusted EBITDA. Pursuant to Amendment No. 2, the maximum permitted leverage ratio is (i) 8.25 for the first quarter of fiscal 2024, (ii) 7.75 for the second quarter of fiscal 2024, (iii) 6.50 for the third quarter of fiscal 2024, (iv) 6.00 for the fourth quarter of fiscal 2024, (v) 5.50 for the first quarter of fiscal 2025, (vi) 5.25 for the second quarter of fiscal 2025, (vii) 5.00 for the third quarter of fiscal 2025, (viii) 4.75 for the fourth quarter of fiscal 2025 and (ix) 4.50 for the first quarter of fiscal 2026 and thereafter. Our leverage ratio was 7.20 at December 30, 2023. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement also contains an affirmative covenant regarding our fixed charge coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA minus capital expenditures and expense for taxes paid in cash, divided by the sum of interest expense plus restricted payments, as described in Amendment No. 2. The minimum required fixed charge coverage ratio is (i) 0.75 for the first quarter of fiscal 2024 through the third quarter of fiscal 2024 and (ii) 1.00 for the fourth quarter of fiscal 2024 and thereafter. Our fixed charge coverage ratio was 1.08 for the twelve months ended December 30, 2023.
As of December 30, 2023, we were in compliance with all applicable covenants in the agreements governing our debt. Based on our projections of financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-Q, we expect to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes and cause the Senior Notes to become due and payable at that time. As of December 30, 2023, our indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $3,023.7. We do not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
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
The Senior Notes contain an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings. The minimum required interest coverage ratio is 2.00. Our interest coverage ratio was 2.49 for the twelve months ended December 30, 2023.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Receivables Facility
We also maintained a Receivables Facility under which we could sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers subject to agreeing to repurchase the receivables on a weekly basis. The eligible accounts receivable consisted of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which could be sold under the Receivables Facility was $400.0 and the commitment amount during the seasonal commitment period that began on February 24, 2023 and ended on June 16, 2023 was $160.0. The Receivables Facility expired on August 18, 2023.
The sale of receivables under the Receivables Facility was accounted for as short-term debt and we continued to carry the receivables on our Condensed Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of December 31, 2022, there were $161.0 in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $178.9.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of December 30, 2023, December 31, 2022 and September 30, 2023 had a maximum total U.S. dollar equivalent notional amount of $700.0, $800.0 and $600.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at December 30, 2023 are shown in the table below:

Notional Amount ($)		Effective Date (a)	Expiration Date	Fixed Rate
200	(b)	1/20/2022	6/20/2024	0.49%
200		6/7/2023	6/8/2026	0.80%
150		6/7/2023	4/7/2027	3.37%
50		6/7/2023	4/7/2027	3.34%
100	(b)	11/20/2023	3/22/2027	4.74%
(a)The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
Availability and Use of Cash
We believe that our cash flows from operations and borrowings under our agreements described herein will be sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in the 2023 Annual Report, under “ITEM 1A. RISK FACTORS — Risks Related to Our M&A, Lending and Financing Activities — Our indebtedness could limit our flexibility and adversely affect our financial condition.”
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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

	December 30, 2023	September 30, 2023
Current assets	$1,509.3	$1,212.0
Non-current assets (a)	1,901.1	1,911.2
Current liabilities	690.0	683.9
Non-current liabilities	3,234.5	2,833.3
(a)Includes amounts due from Non-Guarantor subsidiaries of $20.2 and $26.2, respectively.

	Three Months Ended	Year Ended
	December 30, 2023	September 30, 2023
Net sales	$366.6	$3,203.3
Gross margin	56.0	642.7
Net loss (a)	(79.8)	(333.2)
(a)Includes intercompany expense from Non-Guarantor subsidiaries of $0.4 and $12.1, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance, or taking actions aimed at ensuring compliance, with such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established accruals, is not expected to have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the 2023 Annual Report, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements requires management to use judgment and make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. By their nature, these judgments are subject to uncertainty. We base our estimates on historical experience and on various other sources that we believe to be reasonable under the circumstances. Certain accounting policies are particularly significant, including those related to revenue recognition, income taxes and goodwill and intangible assets. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors of Scotts Miracle-Gro. Our critical accounting policies and estimates have not changed materially from those disclosed in the 2023 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed materially from those disclosed in the 2023 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Scotts Miracle-Gro Company (the “Registrant”) maintains “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Registrant’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Registrant’s management, including its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Registrant’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Registrant’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act, as amended (the “Securities Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of December 30, 2023.

Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the legal proceedings that have been previously disclosed in Part I, Item 3 of the 2023 Annual Report. There have been no material developments to the pending legal proceedings set forth therein.
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
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of December 30, 2023, have not materially changed from those described in Part I, Item 1A of the 2023 Annual Report.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, which are subject to risks and uncertainties. Information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of dividends and repurchases of our Common Shares or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements in this Quarterly Report on Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in the 2023 Annual Report. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors.
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
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended December 30, 2023:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs (3)
October 1, 2023 through October 28, 2023	2,034	$44.91	—	N/A
October 29, 2023 through November 25, 2023	—	$—	—	N/A
November 26, 2023 through December 30, 2023	5,301	$60.56	—	N/A
Total	7,335	$56.22	—

(1)All of the Common Shares purchased during the first quarter of fiscal 2024 were purchased in open market transactions. The Common Shares purchased during the quarter consisted of 7,335 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan.

(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)On February 6, 2020, the Company announced a repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. The program expired on March 25, 2023 and, as of December 30, 2023, the Company does not have an active repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Not Applicable.
ITEM 6. EXHIBITS
See Index to Exhibits at page 41 for a list of the exhibits included herewith.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2023

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Separation Agreement and Release of All Claims by and between The Scotts Company LLC and Michael C. Lukemire	8-K	10.1	October 10, 2023
10.2	Master Receivables Purchase Agreement, dated October 27, 2023, by and among The Scotts Company LLC, The Scotts Miracle-Gro Company and JPMorgan Chase Bank, N.A.	8-K	10.1	November 1, 2023
10.3	Performance Undertaking, dated October 27, 2023, by The Scotts Miracle-Gro Company in favor of JP Morgan Chase Bank, N.A.	8-K	10.2	November 1, 2023
10.4	Separation Agreement and Release of All Claims by and between The Scotts Company LLC and Denise Stump	8-K	10.1	November 16, 2023
10.5	The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective January 22, 2024)	8-K	10.1	January 24, 2024
10.6	Form of Standard Restricted Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.2	January 24, 2024
10.7	Form of Deferred Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.3	January 24, 2024
10.8	Form of Standard Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan				X
10.9	Form of Standard Restricted Stock Unit Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan				X
10.10	Form of Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Long-Term Incentive Plan				X
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 7, 2024	/s/ MATTHEW E. GARTH
Printed Name: Matthew E. Garth
Title: Executive Vice President, Chief Financial Officer & Chief Administrative Officer