Form 10-Q
period 2024-06-29
SCOTTS MIRACLE-GRO CO
filed 2024-08-07
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
As of August 2, 2024, there were 56,821,100 common shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$1,202.2	$1,118.7	$3,138.0	$3,176.8
Cost of sales	850.6	880.1	2,191.4	2,300.7
Cost of sales—impairment, restructuring and other	(2.5)	32.7	66.6	161.8
Gross margin	354.1	205.9	880.0	714.3
Operating expenses:
Selling, general and administrative	147.9	128.5	441.4	443.3
Impairment, restructuring and other	(0.8)	1.7	(5.9)	32.0
Other (income) expense, net	6.9	(1.6)	19.6	(2.7)
Income from operations	200.1	77.3	424.9	241.7
Equity in (income) loss of unconsolidated affiliates	(23.0)	(22.2)	6.5	(3.5)
Interest expense	38.8	47.1	125.6	138.1
Other non-operating (income) expense, net	1.3	0.4	4.2	(0.2)
Income before income taxes	183.0	52.0	288.6	107.3
Income tax expense	50.9	8.3	79.5	19.0
Net income	$132.1	$43.7	$209.1	$88.3

Basic net income per common share	$2.33	$0.78	$3.69	$1.58
Diluted net income per common share	$2.28	$0.77	$3.64	$1.57

Weighted-average common shares outstanding during the period	56.8	56.2	56.7	55.9
Weighted-average common shares outstanding during the period plus dilutive potential common shares	58.0	56.6	57.5	56.3

See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$132.1	$43.7	$209.1	$88.3
Other comprehensive income (loss):
Net foreign currency translation adjustment	(1.3)	2.7	(0.8)	10.9
Net unrealized gain (loss) on derivative instruments, net of tax	1.2	7.2	(0.9)	(2.4)
Reclassification of net unrealized gain on derivative instruments to net income, net of tax	(3.8)	(3.2)	(6.2)	(15.1)
Net unrealized gain (loss) on securities, net of tax	5.1	0.5	3.6	(25.5)
Pension and other post-retirement benefit adjustments, net of tax	0.6	(0.6)	0.2	(3.8)
Total other comprehensive income (loss)	1.8	6.6	(4.1)	(35.9)
Comprehensive income	$133.9	$50.3	$205.0	$52.4
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	June 29, 2024	July 1, 2023
OPERATING ACTIVITIES
Net income	$209.1	$88.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment, restructuring and other	6.4	50.0
Share-based compensation expense	65.7	52.7
Depreciation	48.8	49.6
Amortization	11.8	20.8
Deferred taxes	62.0	(5.9)
Equity in (income) loss of unconsolidated affiliates	6.5	(3.5)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(200.8)	(775.9)
Inventories	273.4	448.6
Prepaid and other current assets	6.2	(0.7)
Accounts payable	73.1	(35.7)
Other current liabilities	(3.2)	112.5
Other non-current items	(10.2)	(8.1)
Other, net	0.2	3.0
Net cash provided by (used in) operating activities	549.0	(4.3)

INVESTING ACTIVITIES
Investments in property, plant and equipment	(67.4)	(73.8)
Proceeds from loans receivable	—	37.0
Investments in unconsolidated affiliates	(21.4)	—
Other investing, net	8.8	(7.8)
Net cash used in investing activities	(80.0)	(44.6)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	648.5	1,296.4
Repayments under revolving and bank lines of credit and term loans	(776.4)	(1,183.8)
Dividends paid	(113.7)	(112.0)
Purchase of Common Shares	(5.0)	(9.3)
Cash received from exercise of stock options	2.4	1.7
Other financing, net	23.1	(4.0)
Net cash used in financing activities	(221.1)	(11.0)
Effect of exchange rate changes on cash	0.1	0.5
Net increase (decrease) in cash and cash equivalents	248.0	(59.4)
Cash and cash equivalents at beginning of period	31.9	86.8
Cash and cash equivalents at end of period	$279.9	$27.4

See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	June 29, 2024	July 1, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$279.9	$27.4	$31.9
Accounts receivable, less allowances of $12.7, $22.3 and $15.1, respectively	504.6	717.7	304.2
Accounts receivable pledged	—	442.2	—
Inventories	606.8	884.9	880.3
Prepaid and other current assets	147.1	178.8	181.4
Total current assets	1,538.4	2,251.0	1,397.8
Investment in unconsolidated affiliates	106.8	196.5	91.9
Property, plant and equipment, net of accumulated depreciation of $805.6, $805.3 and $765.4, respectively	599.0	590.3	610.3
Goodwill	243.9	254.5	243.9
Intangible assets, net	424.9	560.2	436.7
Other assets	576.3	601.9	633.1
Total assets	$3,489.3	$4,454.4	$3,413.7

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$52.9	$450.7	$52.3
Accounts payable	316.7	365.7	271.2
Other current liabilities	484.8	512.7	450.2
Total current liabilities	854.4	1,329.1	773.7
Long-term debt	2,436.4	2,628.8	2,557.4
Other liabilities	344.7	361.7	349.9
Total liabilities	3,635.5	4,319.6	3,681.0
Commitments and contingencies (Note 10)
Equity (deficit):
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 56.8, 56.1 and 56.5, respectively	360.6	350.5	353.1
Retained earnings	585.8	996.8	490.9
Treasury shares, at cost; 11.4, 12.0 and 11.6 shares, respectively	(975.7)	(1,032.0)	(998.5)
Accumulated other comprehensive loss	(116.9)	(180.5)	(112.8)
Total equity (deficit)	(146.2)	134.8	(267.3)
Total liabilities and equity (deficit)	$3,489.3	$4,454.4	$3,413.7
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and nine months ended June 29, 2024 and July 1, 2023 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024 (this “Form 10-Q”) should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2023 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Accounts Receivable
On October 27, 2023, the Company entered into a Master Receivables Purchase Agreement (the “Master Receivables Purchase Agreement”), under which it may sell up to $600.0 of available and eligible outstanding customer accounts receivable generated by sales to four specified customers. The agreement is uncommitted and has an initial term that expires October 25, 2024, unless earlier terminated by the purchaser. The receivable sales are non-recourse to the Company, other than with respect to (i) repurchase and indemnification obligations for any violations by the Company of its respective representations or obligations as seller or servicer and (ii) certain repurchase and payment obligations arising from any dilution of, or dispute with respect to, any purchased receivables that arise after the sale of such purchased receivables to the purchaser not contemplated in the applicable purchase price of such purchased receivable. The recourse obligations of the Company that may arise from time to time are supported by standby letters of credit of $70.0. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the buyer are classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. The Company records the discount on sales in the “Other (income) expense, net” line in the Condensed Consolidated Statements of Operations. At June 29, 2024, net receivables of $477.3 were derecognized. During the three and nine months ended June 29, 2024, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $724.5 and $1,680.0, respectively, and the total discount recorded on sales was $8.7 and $21.6, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplier Finance Program
The Company has an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance payment obligations of the Company with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance payment obligations of the Company prior to their scheduled due dates at a discounted price to the participating financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that the Company negotiates with its suppliers are consistent, regardless of whether a supplier participates in the program. The Company’s current payment terms with a majority of its suppliers generally range from 30 to 60 days, which the Company deems to be commercially reasonable. The Company’s outstanding payment obligations under its supplier finance program were $22.8, $16.6 and $18.3 at June 29, 2024, July 1, 2023 and September 30, 2023, respectively, and are recorded within accounts payable in the Condensed Consolidated Balance Sheets. The associated payments were $218.6 and $157.6 for the nine months ended June 29, 2024 and July 1, 2023, respectively, and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.
Long-Lived Assets
The Company had non-cash investing activities of $4.5 and $7.6 during the nine months ended June 29, 2024 and July 1, 2023, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Nine Months Ended
	June 29, 2024	July 1, 2023
Interest paid	$131.6	$143.3
Income taxes paid (refunded), net	3.7	(15.4)
Cash flow from operating activities for the nine months ended July 1, 2023 was impacted by extended payment terms with vendors for payments originally due in the final weeks of fiscal 2022 that were paid in the first quarter of fiscal 2023. The Company also received proceeds of $37.0 during the nine months ended July 1, 2023 related to the payoff of seller financing that the Company provided in connection with a fiscal 2017 divestiture, which was classified as an investing activity in the Condensed Consolidated Statements of Cash Flows.
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
During the three and nine months ended June 29, 2024, the Company recorded equity in (income) loss of unconsolidated affiliates associated with Bonnie Plants, LLC of ($23.0) and $6.5, respectively, as compared to ($22.2) and ($3.5) during the three and nine months ended July 1, 2023, respectively. During the three and nine months ended June 29, 2024, the Company recorded a pre-tax impairment charge of $0.0 and $10.4, respectively, associated with its investment in Bonnie Plants, LLC in the “Equity in (income) loss of unconsolidated affiliates” line in the Condensed Consolidated Statements of Operations.
NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of sales—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	$(4.8)	$28.6	$59.3	$134.3
Right-of-use asset impairments	2.3	3.7	3.3	19.1
Property, plant and equipment impairments	—	0.5	4.1	8.4
Operating expenses—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	(0.8)	1.7	(5.9)	32.0
Total impairment, restructuring and other charges (recoveries), net	$(3.3)	$34.5	$60.8	$193.8
The following table summarizes the activity related to liabilities associated with restructuring activities during the nine months ended June 29, 2024:

Amounts accrued at September 30, 2023	$40.5
Restructuring charges	6.7
Payments	(24.2)
Amounts accrued at June 29, 2024	$23.0
As of June 29, 2024, restructuring accruals include $7.3 that is classified as long-term.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
During fiscal 2022, the Company began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. These changes and initiatives include reducing the size of the supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During the second quarter of fiscal 2024, the Company commenced plans to close additional Hawthorne distribution centers. The Company has also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce its on hand inventory to align with the reduced network capacity. During the three months ended June 29, 2024, the Company recorded net recoveries associated with this restructuring initiative that were not material. During the nine months ended June 29, 2024, the Company incurred costs of $69.7 associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. The Company incurred costs of $3.7 in its U.S. Consumer segment and $62.9 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the nine months ended June 29, 2024. The Company recorded recoveries of $1.2 in its U.S. Consumer segment, and incurred costs of $1.0 in its Hawthorne segment, $0.8 in its Other segment and $2.4 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the nine months ended June 29, 2024. Costs incurred from the inception of this restructuring initiative through June 29, 2024 were $288.3 for the Hawthorne segment, $48.1 for the U.S. Consumer segment, $2.3 for the Other segment and $25.1 for Corporate.
During the three and nine months ended July 1, 2023, the Company incurred costs of $34.5 and $185.8, respectively, associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. The Company incurred costs of $7.1 and $8.2 in its U.S. Consumer segment and $25.7 and $152.6 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 1, 2023, respectively. The Company incurred costs of $1.9 and $20.1 in its Hawthorne segment and $0.0 and $4.5 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 1, 2023, respectively.
During the three and nine months ended June 29, 2024, the Company recorded a gain of $0.0 and $12.1, respectively, in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations associated with a payment received in resolution of a dispute with the former ownership group of a business that was acquired in fiscal 2022. This payment was classified as an operating activity in the Condensed Consolidated Statements of Cash Flows.
NOTE 4. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	June 29, 2024	July 1, 2023	September 30, 2023
Finished goods	$281.3	$534.4	$506.2
Raw materials	250.8	271.3	272.5
Work-in-process	74.7	79.2	101.6
Total inventories, net	$606.8	$884.9	$880.3
NOTE 5. MARKETING AGREEMENT
The Scotts Company LLC (“Scotts LLC”) is the exclusive agent of Monsanto Company (“Monsanto”), a subsidiary of Bayer AG, for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries. The annual commission payable under the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”) is equal to 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business for each program year in the markets covered by the Third Restated Agreement (“Program EBIT”). The Third Restated Agreement also requires the Company to make annual payments of $18.0 to Monsanto as a contribution against the overall expenses of its consumer Roundup® business, subject to reduction pursuant to the Third Restated Agreement for any program year in which the Program EBIT does not equal or exceed $36.0.

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
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross commission	$31.5	$12.3	$80.9	$70.9
Contribution expenses	(4.5)	(4.5)	(13.5)	(13.5)
Net commission	27.0	7.8	67.4	57.4
Reimbursements associated with Roundup® marketing agreement	27.4	23.5	75.5	65.9
Total net sales associated with Roundup® marketing agreement	$54.4	$31.3	$142.9	$123.3
NOTE 6. DEBT
The components of debt are as follows:

	June 29, 2024	July 1, 2023	September 30, 2023
Credit Facilities:
Revolving loans	$—	$145.1	$88.3
Term loans	887.5	937.5	925.0
Senior Notes due 2031 – 4.000%	500.0	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	400.0	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0	250.0
Receivables facility	—	398.0	—
Finance lease obligations	19.7	17.4	16.9
Other	—	0.8	0.4
Total debt	2,507.2	3,098.8	2,630.6
Less current portions	52.9	450.7	52.3
Less unamortized debt issuance costs	17.9	19.3	20.9
Long-term debt	$2,436.4	$2,628.8	$2,557.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
At June 29, 2024, the Company had letters of credit outstanding in the aggregate principal amount of $78.0, and had $1,172.0 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 9.0% and 7.3% for the nine months ended June 29, 2024 and July 1, 2023, respectively.
On August 6, 2024, the Company used available cash on hand to make a repayment on the term loan of the Sixth A&R Credit Agreement in the amount of $200.0, which was applied to the outstanding principal amount.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters, calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of Amendment No. 2 (“Adjusted EBITDA”). Pursuant to Amendment No. 2, the maximum permitted leverage ratio is (i) 6.50 for the third quarter of fiscal 2024, (ii) 6.00 for the fourth quarter of fiscal 2024, (iii) 5.50 for the first quarter of fiscal 2025, (iv) 5.25 for the second quarter of fiscal 2025, (v) 5.00 for the third quarter of fiscal 2025, (vi) 4.75 for the fourth quarter of fiscal 2025 and (vii) 4.50 for the first quarter of fiscal 2026 and thereafter. The Company’s leverage ratio was 5.46 at June 29, 2024. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s fixed charge coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA minus capital expenditures and expense for taxes paid in cash, divided by the sum of interest expense plus restricted payments, as described in Amendment No. 2. The minimum required fixed charge coverage ratio is (i) 0.75 for the third quarter of fiscal 2024 and (ii) 1.00 for the fourth quarter of fiscal 2024 and thereafter. The Company’s fixed charge coverage ratio was 1.15 for the twelve months ended June 29, 2024.
As of June 29, 2024, the Company was in compliance with all applicable covenants in the agreements governing its debt. Based on the Company’s projections of its financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-Q, the Company expects to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, the Company’s assessment of its ability to meet its future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes, as defined below, and cause the Senior Notes to become due and payable at that time. As of June 29, 2024, the Company’s indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $2,487.5. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The Senior Notes contain an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings. The minimum required interest coverage ratio is 2.00. The Company’s interest coverage ratio was 3.15 for the twelve months ended June 29, 2024.
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
The sale of receivables under the Receivables Facility was accounted for as short-term debt and the Company continued to carry the receivables on its Condensed Consolidated Balance Sheets, primarily as a result of its requirement to repurchase receivables sold. As of July 1, 2023, there were $398.0 in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $442.2.
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of June 29, 2024, July 1, 2023 and September 30, 2023 had a maximum total U.S. dollar equivalent notional amount of $500.0, $600.0 and $600.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at June 29, 2024 are shown in the table below:

Notional Amount ($)		Effective Date (a)	Expiration Date	Fixed Rate
200		6/7/2023	6/8/2026	0.80%
150		6/7/2023	4/7/2027	3.37%
50		6/7/2023	4/7/2027	3.34%
100	(b)	11/20/2023	3/22/2027	4.74%
150	(b)	9/20/2024	9/20/2029	4.25%
(a)The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt, including the impact of interest rate swaps, were 5.9% and 5.3% for the nine months ended June 29, 2024 and July 1, 2023, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 7. EQUITY (DEFICIT)
The following tables provide a summary of the changes in equity (deficit) for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance at September 30, 2023	$353.1	$490.9	$(998.5)	$(112.8)	$(267.3)
Net income (loss)	—	(80.5)	—	—	(80.5)
Other comprehensive income (loss)	—	—	—	(8.9)	(8.9)
Share-based compensation	11.7	—	—	—	11.7
Dividends declared ($0.66 per share)	—	(38.0)	—	—	(38.0)
Treasury share purchases	—	—	(3.1)	—	(3.1)
Treasury share issuances	(15.2)	—	15.9	—	0.7
Balance at December 30, 2023	349.6	372.4	(985.7)	(121.7)	(385.4)
Net income (loss)	—	157.5	—	—	157.5
Other comprehensive income (loss)	—	—	—	3.0	3.0
Share-based compensation	12.4	—	—	—	12.4
Dividends declared ($0.66 per share)	—	(38.1)	—	—	(38.1)
Treasury share purchases	—	—	(1.7)	—	(1.7)
Treasury share issuances	(8.3)	—	9.6	—	1.3
Balance at March 30, 2024	353.7	491.8	(977.8)	(118.6)	(250.9)
Net income (loss)	—	132.1	—	—	132.1
Other comprehensive income (loss)	—	—	—	1.8	1.8
Share-based compensation	8.3	—	—	—	8.3
Dividends declared ($0.66 per share)	—	(38.1)	—	—	(38.1)
Treasury share purchases	—	—	(0.2)	—	(0.2)
Treasury share issuances	(1.4)	—	2.2	—	0.8
Balance at June 29, 2024	$360.6	$585.8	$(975.7)	$(116.9)	$(146.2)
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance at September 30, 2022	$364.0	$1,020.1	$(1,091.8)	$(144.6)	$147.7
Net income (loss)	—	(64.7)	—	—	(64.7)
Other comprehensive income (loss)	—	—	—	(24.6)	(24.6)
Share-based compensation	20.8	—	—	—	20.8
Dividends declared ($0.66 per share)	—	(37.5)	—	—	(37.5)
Treasury share purchases	—	—	(0.8)	—	(0.8)
Treasury share issuances	(17.2)	—	35.9	—	18.7
Balance at December 31, 2022	367.6	917.9	(1,056.7)	(169.3)	59.5
Net income (loss)	—	109.4	—	—	109.4
Other comprehensive income (loss)	—	—	—	(17.8)	(17.8)
Share-based compensation	37.2	—	—	—	37.2
Dividends declared ($0.66 per share)	—	(37.0)	—	—	(37.0)
Treasury share purchases	—	—	(5.6)	—	(5.6)
Treasury share issuances	(30.4)	—	22.3	—	(8.1)
Balance at April 1, 2023	374.3	990.3	(1,040.0)	(187.1)	137.5
Net income (loss)	—	43.7	—	—	43.7
Other comprehensive income (loss)	—	—	—	6.6	6.6
Share-based compensation	(5.8)	—	—	—	(5.8)
Dividends declared ($0.66 per share)	—	(37.2)	—	—	(37.2)
Treasury share purchases	—	—	(2.8)	—	(2.8)
Treasury share issuances	(18.0)	—	10.8	—	(7.2)
Balance at July 1, 2023	$350.5	$996.8	$(1,032.0)	$(180.5)	$134.8
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (“AOCL”) by component were as follows for each of the periods indicated:

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at March 30, 2024	$(21.4)	$15.7	$(40.1)	$(72.9)	$(118.6)
Other comprehensive income (loss) before reclassifications	(1.3)	1.6	5.1	—	5.4
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(5.1)	—	0.8	(4.3)
Income tax benefit (expense)	—	0.9	—	(0.2)	0.7
Net current period other comprehensive income (loss)	(1.3)	(2.6)	5.1	0.6	1.8
Balance at June 29, 2024	$(22.6)	$13.1	$(35.0)	$(72.3)	$(116.9)

Balance at April 1, 2023	$(20.7)	$11.8	$(105.7)	$(72.6)	$(187.1)
Other comprehensive income (loss) before reclassifications	2.7	9.7	0.6	—	13.0
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(4.3)	—	(0.8)	(5.1)
Income tax benefit (expense)	—	(1.4)	(0.1)	0.2	(1.3)
Net current period other comprehensive income (loss)	2.7	4.0	0.5	(0.6)	6.6
Balance at July 1, 2023	$(18.0)	$15.8	$(105.2)	$(73.2)	$(180.5)
The sum of the components may not equal due to rounding.

	Nine Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2023	$(21.9)	$20.1	$(38.6)	$(72.4)	$(112.8)
Other comprehensive income (loss) before reclassifications	(0.8)	(1.2)	3.6	—	1.6
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(8.3)	—	0.3	(8.0)
Income tax benefit (expense)	—	2.4	—	(0.1)	2.3
Net current period other comprehensive income (loss)	(0.8)	(7.1)	3.6	0.2	(4.1)
Balance at June 29, 2024	$(22.6)	$13.1	$(35.0)	$(72.3)	$(116.9)

Balance at September 30, 2022	$(28.9)	$33.3	$(79.7)	$(69.3)	$(144.6)
Other comprehensive income (loss) before reclassifications	10.9	(3.2)	(33.5)	—	(25.8)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(20.3)	—	(5.1)	(25.4)
Income tax benefit (expense)	—	5.9	8.0	1.3	15.2
Net current period other comprehensive income (loss)	10.9	(17.5)	(25.5)	(3.8)	(35.9)
Balance at July 1, 2023	$(18.0)	$15.8	$(105.2)	$(73.2)	$(180.5)
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Share-Based Awards
Total share-based compensation was as follows for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Share-based compensation	$21.0	$(5.8)	$65.0	$52.2
Related tax benefit recognized	4.5	0.6	11.7	11.4
During the three months ended July 1, 2023, a cumulative adjustment was recognized to share-based compensation expense for certain performance-based award units to reflect management’s assessment of a lower probability of achievement of performance goals.
Performance-based awards
For fiscal 2024, the Company is granting short-term equity incentive compensation awards to certain employees in the form of performance-based units in lieu of cash-based annual incentive awards. These awards will be granted on or near the incentive payout date, subject to certain performance conditions and a service requirement. The number of performance-based units that the Company will ultimately issue to participating employees will be determined based on a target payout amount for each employee adjusted up or down based on actual performance compared to the performance conditions, and then converted into a variable number of performance-based award units based on the fair value of the Company’s Common Shares on the grant date. The awards are classified as liability awards and, as of June 29, 2024, the Company had accrued $14.0 in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets associated with these awards. As of June 29, 2024, there was $5.9 of total unrecognized pre-tax compensation cost related to these nonvested performance-based awards that is expected to be recognized over the remainder of fiscal 2024.
NOTE 8. EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted net income per Common Share for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$132.1	$43.7	$209.1	$88.3
Basic net income per common share
Weighted-average common shares outstanding during the period	56.8	56.2	56.7	55.9
Basic net income per common share	$2.33	$0.78	$3.69	$1.58
Diluted net income per common share
Weighted-average common shares outstanding during the period	56.8	56.2	56.7	55.9
Dilutive potential common shares	1.2	0.4	0.8	0.4
Weighted-average common shares outstanding during the period plus dilutive potential common shares	58.0	56.6	57.5	56.3
Diluted net income per common share	$2.28	$0.77	$3.64	$1.57

Antidilutive stock options outstanding	0.2	0.2	0.4	0.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 9. INCOME TAXES
The effective tax rates for the nine months ended June 29, 2024 and July 1, 2023 were 27.5% and 17.7%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2020. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to the foreign jurisdictions, a Canadian audit covering fiscal years 2020 through 2021 is in process. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2014 through 2022. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At June 29, 2024, the Company had recorded liabilities of $2.5 for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
On June 6, 2024, a purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03132) on behalf of a proposed class of purchasers of the Company’s Common Shares between November 3, 2021, and August 1, 2023. On July 26, 2024, another purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03766) on behalf of a proposed class of purchasers of the Company’s Common Shares between June 2, 2021, and August 1, 2023. These lawsuits, which will likely be consolidated with any subsequently filed lawsuits alleging similar facts, assert claims under Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act against the Company and certain of its current and former officers based on alleged misstatements about the Company’s inventories, sales and business prospects. The actions seek, among other things, unspecified monetary damages, reasonable costs and expenses and equitable/injunctive or other relief as deemed appropriate by the Court. The Company believes that the claims asserted are without merit and intends to vigorously defend the actions.
On July 3, 2024, a purported shareholder filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03636), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On July 30, 2024, another purported shareholder filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Ohio (Case No. 1:24-cv-00402), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. These lawsuits, which will likely be consolidated with any subsequently filed lawsuits alleging similar facts, include allegations that generally mirror those asserted in the securities lawsuits described above and assert claims for breaches of fiduciary duties and unjust enrichment, as well as abuse of control, gross mismanagement, waste of corporate assets, violations under Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act, and contribution under Sections 10(b) and 21D of the Securities Exchange Act. The actions seek a judgment in favor of the Company for damages in an unspecified amount, disgorgement, interest, and costs and expenses, including attorneys’ and experts’ fees.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $182.6, $121.7 and $123.1 at June 29, 2024, July 1, 2023 and September 30, 2023, respectively. Contracts outstanding at June 29, 2024 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that were hedging interest payments as of June 29, 2024, July 1, 2023 and September 30, 2023 had a maximum total U.S. dollar equivalent notional amount of $500.0, $600.0 and $600.0, respectively. Refer to “NOTE 6. DEBT” for the terms of the swap agreements outstanding at June 29, 2024. Included in the AOCL balance at June 29, 2024 was a gain of $8.6 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at June 29, 2024 was a gain of $0.1 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	June 29, 2024	July 1, 2023	September 30, 2023
Urea	33,000 tons	51,000 tons	52,500 tons
Diesel	462,000 gallons	2,268,000 gallons	1,974,000 gallons
Heating Oil	84,000 gallons	1,008,000 gallons	966,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 29, 2024	July 1, 2023	September 30, 2023
Interest rate swap agreements	Prepaid and other current assets	$11.8	$16.3	$16.7
	Other assets	8.2	13.1	14.7
	Other liabilities	(1.8)	—	—
Commodity hedging instruments	Prepaid and other current assets	—	—	2.3
	Other current liabilities	—	(0.9)	—
Total derivatives designated as hedging instruments		$18.2	$28.5	$33.7

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$—	$—	$5.6
	Other current liabilities	(1.9)	(2.0)	—
Commodity hedging instruments	Prepaid and other current assets	—	—	0.9
	Other current liabilities	—	(0.4)	—
Total derivatives not designated as hedging instruments		(1.9)	(2.4)	6.5
Total derivatives		$16.3	$26.1	$40.2

The effect of derivative instruments on AOCL, net of tax, and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain / (Loss) Recognized in AOCL
	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest rate swap agreements	$1.2	$8.0	$0.6	$7.3
Commodity hedging instruments	—	(0.8)	(1.5)	(9.7)
Total	$1.2	$7.2	$(0.9)	$(2.4)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)

Derivatives in Cash Flow Hedging Relationships	Reclassified from AOCL into Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended		Nine Months Ended
		June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest rate swap agreements	Interest expense	$3.7	$3.9	$10.4	$9.0
Commodity hedging instruments	Cost of sales	0.1	(0.7)	(4.2)	6.1
Total		$3.8	$3.2	$6.2	$15.1

Derivatives Not Designated as Hedging Instruments	Recognized in Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended		Nine Months Ended
		June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Currency forward contracts	Other income / expense, net	$(0.1)	$(2.9)	$(3.6)	$(19.5)
Commodity hedging instruments	Cost of sales	(0.5)	(1.0)	(1.9)	(0.1)
Total		$(0.6)	$(3.9)	$(5.5)	$(19.6)
NOTE 12. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

	Fair Value Hierarchy Level	June 29, 2024		July 1, 2023		September 30, 2023
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$245.0	$245.0	$2.7	$2.7	$1.2	$1.2
Other
Investment securities in non-qualified retirement plan assets	Level 1	32.3	32.3	41.0	41.0	36.3	36.3
Convertible debt investments	Level 3	89.7	89.7	86.5	86.5	85.8	85.8

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	—	—	145.1	145.1	88.3	88.3
Credit facilities – term loans	Level 2	887.5	887.5	937.5	937.5	925.0	925.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	431.3	500.0	392.5	500.0	380.0
Senior Notes due 2032 – 4.375%	Level 2	400.0	344.5	400.0	316.0	400.0	304.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	409.5	450.0	389.3	450.0	366.8
Senior Notes due 2026 – 5.250%	Level 2	250.0	243.1	250.0	236.9	250.0	233.1
Receivables facility	Level 2	—	—	398.0	398.0	—	—
Other debt	Level 2	—	—	0.8	0.8	0.4	0.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Changes in the balance of Level 3 convertible debt investments carried at fair value are presented below. There were no transfers into or out of Level 3.

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Fair value at beginning of period	$84.5	$84.8	$85.8	$117.0
Total realized / unrealized gains included in net earnings	0.1	1.1	0.3	3.0
Total realized / unrealized gains (losses) included in OCI	5.1	0.6	3.6	(33.5)
Fair value at end of period	$89.7	$86.5	$89.7	$86.5
The amortized cost basis of convertible debt investments was $226.1, $225.0, and $225.8 at June 29, 2024, July 1, 2023, and September 30, 2023, respectively. At June 29, 2024, July 1, 2023, and September 30, 2023, gross unrealized losses on convertible debt investments were $136.3, $138.5, and $140.0 respectively, and there were no gross unrealized gains. These investments have been in a continuous unrealized loss position for greater than 12 months as of June 29, 2024. The allowance for expected credit losses was $101.3, $0.0 and $101.3 at June 29, 2024, July 1, 2023 and September 30, 2023, respectively. At June 29, 2024, the period until scheduled maturity of the Company’s convertible debt investments was between 3.2 years and 5.2 years.
Convertible debt investments include, among other minority non-equity investments, a six-year convertible note issued to the Company’s wholly-owned subsidiary, The Hawthorne Collective, Inc. (“THC”), by Toronto-based RIV Capital Inc. (“RIV Capital”) (CSE: RIV) (OTC: CNPOF). On May 30, 2024, RIV Capital and Cansortium Inc. (“Cansortium”) (CSE: TIUM.U) (OTCQB: CNTMF) announced they have entered into a definitive agreement pursuant to which Cansortium will acquire all of the issued and outstanding common shares of RIV Capital in exchange for Cansortium shares (the “Transaction”). The closing of the Transaction is subject to various conditions, including shareholder and court approvals, the receipt of all required regulatory approvals, and the exchange of THC’s existing convertible debt investment in RIV Capital for a new class of non-voting exchangeable shares of Cansortium. These exchangeable shares would be convertible, at THC’s discretion, into approximately 23% of the common shares of Cansortium on a pro forma basis as of the closing of the Transaction. Upon the receipt of required shareholder approvals and the completion of certain conditions to closing of the Transaction, the Company may be required to remeasure its convertible debt investment at the fair value of the Cansortium non-voting exchangeable shares expected to be received, which, based on market conditions as of June 29, 2024, would result in the recognition of a non-cash, pre-tax other-than-temporary impairment charge of approximately $70.0 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
NOTE 13. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At June 29, 2024, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $25.2. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three and nine months ended June 29, 2024 and July 1, 2023.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of June 29, 2024, the Company’s residual value guarantee would have approximated $5.2.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	June 29, 2024	July 1, 2023	September 30, 2023
Operating leases:
Right-of-use assets	Other assets	$276.8	$266.2	$262.6

Current lease liabilities	Other current liabilities	73.9	77.7	76.4
Non-current lease liabilities	Other liabilities	228.1	216.4	220.1
Total operating lease liabilities		$302.0	$294.1	$296.5

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$17.1	$15.2	$14.5

Current lease liabilities	Current portion of debt	2.9	1.9	1.9
Non-current lease liabilities	Long-term debt	16.8	15.5	15.0
Total finance lease liabilities		$19.7	$17.4	$16.9
Components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease cost (a)	$21.5	$22.0	$63.8	$68.1
Variable lease cost	7.6	6.7	23.4	20.3

Finance lease cost
Amortization of right-of-use assets	0.6	0.5	1.8	2.5
Interest on lease liabilities	0.2	0.2	0.6	0.6
Total finance lease cost	$0.8	$0.7	$2.4	$3.1
(a)Operating lease cost includes amortization of right-of-use assets of $17.5 and $52.2 for the three and nine months ended June 29, 2024, respectively, and $20.1 and $62.9 for the three and nine months ended July 1, 2023, respectively. Short-term lease expense is excluded from operating lease cost and is not material.
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Nine Months Ended
	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$74.5	$69.8
Operating cash flows from finance leases	0.6	0.6
Financing cash flows from finance leases	1.6	2.2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$65.2	$67.6
Finance leases	4.5	—

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

	June 29, 2024	July 1, 2023	September 30, 2023
Weighted-average remaining lease term (in years):
Operating leases	5.3	4.6	5.4
Finance leases	8.0	9.6	9.5

Weighted-average discount rate:
Operating leases	5.9%	4.1%	5.2%
Finance leases	4.8%	4.4%	4.4%
Maturities of lease liabilities by fiscal year for the Company’s leases as of June 29, 2024 were as follows:

Year	Operating Leases	Finance Leases
2024 (remainder of the year)	$24.0	$0.9
2025	86.9	3.7
2026	71.0	3.3
2027	47.0	2.9
2028	36.9	2.5
Thereafter	88.3	10.5
Total lease payments	354.1	23.8
Less: Imputed interest	(52.1)	(4.1)
Total lease liabilities	$302.0	$19.7
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Sales:
U.S. Consumer	$1,017.5	$916.4	$2,704.0	$2,642.7
Hawthorne	67.7	93.4	214.2	317.6
Other	117.0	108.9	219.8	216.5
Consolidated	$1,202.2	$1,118.7	$3,138.0	$3,176.8

Segment Profit (Loss):
U.S. Consumer	$210.3	$124.8	$580.5	$553.5
Hawthorne	3.8	(8.7)	(9.2)	(41.7)
Other	11.7	5.8	13.0	21.8
Total Segment Profit	225.8	121.9	584.3	533.6
Corporate	(25.1)	(3.4)	(86.8)	(77.4)
Intangible asset amortization	(3.9)	(6.7)	(11.8)	(20.8)
Impairment, restructuring and other	3.3	(34.5)	(60.8)	(193.7)
Equity in income (loss) of unconsolidated affiliates	23.0	22.2	(6.5)	3.5
Interest expense	(38.8)	(47.1)	(125.6)	(138.1)
Other non-operating income (expense), net	(1.3)	(0.4)	(4.2)	0.2
Income before income taxes	$183.0	$52.0	$288.6	$107.3

The following table presents net sales by product category for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
U.S. Consumer:
Growing media and mulch	$568.5	$552.9	$1,232.0	$1,167.2
Lawn care	203.5	165.0	832.1	844.7
Controls	134.5	113.7	325.0	306.5
Roundup® marketing agreement	53.6	30.7	141.6	121.7
Other, primarily gardening	57.4	54.1	173.3	202.6
Hawthorne:
Nutrients	27.2	27.3	68.4	74.5
Lighting	12.7	20.7	60.7	89.1
Growing media	9.4	17.3	30.8	53.6
Growing environments	7.0	13.1	24.8	54.6
Other, primarily hardware	11.4	15.0	29.5	45.8
Other:
Growing media	46.7	44.3	83.2	84.6
Lawn care	39.9	37.0	73.7	69.3
Other, primarily gardening and controls	30.4	27.6	62.9	62.6
Total net sales	$1,202.2	$1,118.7	$3,138.0	$3,176.8

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following table presents net sales by geographic area for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
United States	$1,083.6	$1,008.3	$2,891.1	$2,920.5
International	118.6	110.4	246.9	256.3
	$1,202.2	$1,118.7	$3,138.0	$3,176.8

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide an understanding of our financial condition and results of operations by focusing on changes in certain key measures from year-to-year. This MD&A includes the following sections:
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
(Dollars in millions, except per share data)
Recent Events
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. These changes and initiatives include reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During the second quarter of fiscal 2024, we commenced plans to close additional Hawthorne distribution centers. We have also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce our on hand inventory to align with the reduced network capacity. We expect these efforts to deliver run-rate annualized savings of at least $300.0, nearly all of which is expected to be realized by the end of fiscal 2024. The restructuring initiative is expected to improve our gross margin rate and decrease SG&A. During the three months ended June 29, 2024, we recorded net recoveries associated with this restructuring initiative that were not material. During the nine months ended June 29, 2024, we incurred costs of $66.6 in the “Cost of sales—impairment, restructuring and other” line and $3.0 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. Costs incurred from the inception of this restructuring initiative through June 29, 2024 were $363.8.
During the three and nine months ended June 29, 2024, our Hawthorne segment continued to experience adverse financial results primarily due to decreased sales volume. The decrease in sales volume is attributable to an oversupply of cannabis, which significantly decreased cannabis wholesale prices and indoor and outdoor cannabis cultivation. The oversupply has been driven by increased licensing activity across the U.S., significant capital investment in the cannabis production marketplace over the past several years, inconsistent enforcement of regulations and the market impacts of the COVID-19 pandemic. We expect that the oversupply of cannabis will continue to adversely impact our Hawthorne segment. If the oversupply of cannabis persists longer, or is more significant than we expect, our results of operations could be materially and adversely impacted for a longer period and to a greater extent than we currently anticipate.
During fiscal 2024, our Hawthorne segment announced a strategic partnership with BFG Supply (“BFG”), a leading national horticultural and agricultural product distributor, under which BFG will distribute Hawthorne’s proprietary Signature brand cultivation supplies and solutions. Our Hawthorne segment also announced it is discontinuing the distribution of other companies’ products and shifting its focus solely to marketing, innovating and supporting its portfolio of Signature brands, including General Hydroponics®, Gavita®, Botanicare®, Gro Pro®, Mother Earth®, Grower’s Edge®, HydroLogic Purification System® and Cyco®. We expect the discontinuation of sales of other companies’ products will decrease the sales volume of our Hawthorne segment in future periods, but will enable continued optimization of its operations and improvement of its profitability.
During the three and nine months ended June 29, 2024, we continued to experience the impacts of cost inflation and uncertain macroeconomic and geopolitical conditions (including the ongoing conflicts in Ukraine and the Middle East), resulting in persistently high manufacturing costs, higher interest rates and volatile commodity costs. Higher costs over the past several years required us to implement significant price increases across our business in fiscal 2022 and fiscal 2023, and we have implemented targeted price reductions on certain products during fiscal 2024. We expect inflationary headwinds, volatile commodity costs and elevated interest rates to continue. The impact that these trends will continue to have on our operational and financial performance will depend on future developments, including inflationary, macroeconomic and geopolitical conditions, and their potential impact on consumer behavior, which are difficult to predict.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended June 29, 2024 and July 1, 2023:

	June 29, 2024	% Of Net Sales	July 1, 2023	% Of Net Sales
Net sales	$1,202.2	100.0%	$1,118.7	100.0%
Cost of sales	850.6	70.8	880.1	78.7
Cost of sales—impairment, restructuring and other	(2.5)	(0.2)	32.7	2.9
Gross margin	354.1	29.5	205.9	18.4
Operating expenses:
Selling, general and administrative	147.9	12.3	128.5	11.5
Impairment, restructuring and other	(0.8)	(0.1)	1.7	0.2
Other (income) expense, net	6.9	0.6	(1.6)	(0.1)
Income from operations	200.1	16.6	77.3	6.9
Equity in (income) loss of unconsolidated affiliates	(23.0)	(1.9)	(22.2)	(2.0)
Interest expense	38.8	3.2	47.1	4.2
Other non-operating (income) expense, net	1.3	0.1	0.4	—
Income before income taxes	183.0	15.2	52.0	4.6
Income tax expense	50.9	4.2	8.3	0.7
Net income	$132.1	11.0%	$43.7	3.9%
The sum of the components may not equal due to rounding.

The following table sets forth the components of earnings as a percentage of net sales for the nine months ended June 29, 2024 and July 1, 2023:

	June 29, 2024	% Of Net Sales	July 1, 2023	% Of Net Sales
Net sales	$3,138.0	100.0%	$3,176.8	100.0%
Cost of sales	2,191.4	69.8	2,300.7	72.4
Cost of sales—impairment, restructuring and other	66.6	2.1	161.8	5.1
Gross margin	880.0	28.0	714.3	22.5
Operating expenses:
Selling, general and administrative	441.4	14.1	443.3	14.0
Impairment, restructuring and other	(5.9)	(0.2)	32.0	1.0
Other (income) expense, net	19.6	0.6	(2.7)	(0.1)
Income from operations	424.9	13.5	241.7	7.6
Equity in (income) loss of unconsolidated affiliates	6.5	0.2	(3.5)	(0.1)
Interest expense	125.6	4.0	138.1	4.3
Other non-operating (income) expense, net	4.2	0.1	(0.2)	—
Income before income taxes	288.6	9.2	107.3	3.4
Income tax expense	79.5	2.5	19.0	0.6
Net income	$209.1	6.7%	$88.3	2.8%
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Net Sales
Net sales for the three months ended June 29, 2024 were $1,202.2, an increase of 7.5% from net sales of $1,118.7 for the three months ended July 1, 2023. Net sales for the nine months ended June 29, 2024 were $3,138.0, a decrease of 1.2% from net sales of $3,176.8 for the nine months ended July 1, 2023. Factors contributing to the change in net sales are outlined in the following table:

	Three Months Ended	Nine Months Ended
	June 29, 2024	June 29, 2024
Pricing	0.7%	(1.1)%
Volume and mix	6.9	(0.1)
Foreign exchange rates	(0.1)	—
Change in net sales	7.5%	(1.2)%
The increase in net sales for the three months ended June 29, 2024 as compared to the three months ended July 1, 2023 was primarily driven by:
•increased sales volume, comprised of the net impact of higher volume in our U.S. Consumer segment driven by fertilizer, mulch, controls and plant food products, partially offset by lower volume in our Hawthorne segment driven by the discontinuation of sales of other companies’ products;
•increased pricing in our U.S. Consumer and Hawthorne segments; and
•increased net sales associated with the Roundup® marketing agreement.
The decrease in net sales for the nine months ended June 29, 2024 as compared to the nine months ended July 1, 2023 was primarily driven by:
•decreased pricing in our U.S. Consumer and Hawthorne segments; and
•decreased sales volume, comprised of the net impact of lower volume in our Hawthorne segment driven by all product categories and the discontinuation of sales of other companies’ products, partially offset by higher volume in our U.S. Consumer segment driven by mulch and controls products;
•partially offset by increased net sales associated with the Roundup® marketing agreement.
Cost of Sales
The following table shows the major components of cost of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Materials	$445.6	$484.0	$1,172.0	$1,298.0
Manufacturing labor and overhead	208.1	193.3	513.3	462.2
Distribution and warehousing	169.5	179.3	430.6	474.6
Costs associated with Roundup® marketing agreement	27.4	23.5	75.5	65.9
Cost of sales	850.6	880.1	2,191.4	2,300.7
Cost of sales—impairment, restructuring and other	(2.5)	32.7	66.6	161.8
	$848.1	$912.8	$2,258.0	$2,462.5

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Factors contributing to the change in cost of sales are outlined in the following table:

	Three Months Ended	Nine Months Ended
	June 29, 2024	June 29, 2024
Volume, mix and other	$(8.1)	$(97.2)
Material cost changes	(24.0)	(21.1)
Foreign exchange rates	(1.3)	(0.6)
Costs associated with Roundup® marketing agreement	3.9	9.6
	(29.5)	(109.3)
Impairment, restructuring and other	(35.2)	(95.2)
Change in cost of sales	$(64.7)	$(204.5)
The decrease in cost of sales for the three months ended June 29, 2024 as compared to the three months ended July 1, 2023 was primarily driven by:
•lower material costs in our U.S. Consumer segment;
•lower warehousing and transportation costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments;
•inventory write-down charges incurred during the three months ended July 1, 2023 associated with our U.S. Consumer segment that were included within “volume, mix and other;” and
•a decrease in impairment, restructuring and other charges;
•partially offset by increased sales volume in our U.S. Consumer segment.
The decrease in cost of sales for the nine months ended June 29, 2024 as compared to the nine months ended July 1, 2023 was primarily driven by:
•lower warehousing and transportation costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments;
•lower material costs in our U.S. Consumer segment;
•inventory write-down charges incurred during the nine months ended July 1, 2023 associated with our U.S. Consumer segment that were included within “volume, mix and other;” and
•a decrease in impairment, restructuring and other charges;
•partially offset by an increase in costs associated with the Roundup® marketing agreement.
Gross Margin
As a percentage of net sales, our gross margin rate was 29.5% and 18.4% for the three months ended June 29, 2024 and July 1, 2023, respectively, and was 28.0% and 22.5% for the nine months ended June 29, 2024 and July 1, 2023, respectively. Factors contributing to the change in gross margin rate are outlined in the following table:

	Three Months Ended	Nine Months Ended
	June 29, 2024	June 29, 2024
Volume, mix and other	4.3%	2.6%
Material costs	2.0	0.7
Roundup® commissions and reimbursements	1.1	0.1
Pricing	0.5	(0.8)
	7.9%	2.6%
Impairment, restructuring and other	3.2	2.9
Change in gross margin rate	11.1%	5.5%

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The increase in gross margin rate for the three months ended June 29, 2024 as compared to the three months ended July 1, 2023 was primarily driven by:
•lower material costs in our U.S. Consumer segment;
•lower warehousing and transportation costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments;
•inventory write-down charges incurred during the three months ended July 1, 2023 associated with our U.S. Consumer segment that were included within “volume, mix and other;”
•higher commission associated with the Roundup® marketing agreement;
•increased pricing in our U.S. Consumer and Hawthorne segments; and
•a decrease in impairment, restructuring and other charges;
•partially offset by unfavorable leverage of fixed costs driven by lower sales in our Hawthorne segment.
The increase in gross margin rate for the nine months ended June 29, 2024 as compared to the nine months ended July 1, 2023 was primarily driven by:
•lower warehousing and transportation costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments;
•lower material costs in our U.S. Consumer segment;
•inventory write-down charges incurred during the three months ended July 1, 2023 associated with our U.S. Consumer segment that were included within “volume, mix and other;” and
•a decrease in impairment, restructuring and other charges;
•partially offset by decreased pricing in our U.S. Consumer and Hawthorne segments; and
•unfavorable leverage of fixed costs driven by lower sales in our Hawthorne segment.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Advertising	$46.4	$46.6	$125.7	$114.4
Share-based compensation	13.6	(13.5)	45.2	34.0
Research and development	8.6	9.0	25.2	26.2
Amortization of intangibles	3.5	6.0	10.4	18.9
Other selling, general and administrative	75.8	80.4	234.9	249.8
	$147.9	$128.5	$441.4	$443.3
SG&A increased $19.4, or 15.1%, during the three months ended June 29, 2024 as compared to the three months ended July 1, 2023. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares, increased $27.1, or 200.7%, due to a cumulative adjustment recognized during fiscal 2023 for certain performance-based award units to reflect management’s assessment of a lower probability of achievement of performance goals. Amortization expense decreased $2.5, or 41.7%, driven by the impairment of certain Hawthorne segment intangible assets during fiscal 2023. Other SG&A decreased $4.6, or 5.7%, driven by reductions in staffing levels and other cost-reduction initiatives.
SG&A decreased $1.9, or 0.4%, during the nine months ended June 29, 2024 as compared to the nine months ended July 1, 2023. Advertising expense increased $11.3, or 9.9%, due to higher media spending in our U.S. Consumer segment. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares, increased $11.2, or 32.9%, due to a cumulative adjustment recognized during fiscal 2023 for certain performance-based award units to reflect management’s assessment of a lower probability of achievement of performance goals. Amortization expense decreased $8.5, or 45.0%, driven by the impairment of certain Hawthorne segment intangible assets during fiscal 2023. Other SG&A decreased $14.9, or 6.0%, driven by reductions in staffing levels and other cost-reduction initiatives.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of sales—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	$(4.8)	$28.6	$59.3	$134.3
Right-of-use asset impairments	2.3	3.7	3.3	19.1
Property, plant and equipment impairments	—	0.5	4.1	8.4
Operating expenses—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	(0.8)	1.7	(5.9)	32.0
Total impairment, restructuring and other charges (recoveries), net	$(3.3)	$34.5	$60.8	$193.8
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. These changes and initiatives include reducing the size of our supply chain network, reducing staffing levels and implementing other cost-reduction initiatives. During the second quarter of fiscal 2024, we commenced plans to close additional Hawthorne distribution centers. We have also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce our on hand inventory to align with the reduced network capacity. During the three months ended June 29, 2024, we recorded net recoveries associated with this restructuring initiative that were not material. During the nine months ended June 29, 2024, we incurred costs of $69.7 associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. We incurred costs of $3.7 in our U.S. Consumer segment and $62.9 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the nine months ended June 29, 2024. We recorded recoveries of $1.2 in our U.S. Consumer segment, and incurred costs of $1.0 in our Hawthorne segment, $0.8 in our Other segment and $2.4 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the nine months ended June 29, 2024. Costs incurred from the inception of this restructuring initiative through June 29, 2024 were $288.3 for our Hawthorne segment, $48.1 for our U.S. Consumer segment, $2.3 for our Other segment and $25.1 for Corporate.
During the three and nine months ended July 1, 2023, we incurred costs of $34.5 and $185.8, respectively, associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. We incurred costs of $7.1 and $8.2 in our U.S. Consumer segment and $25.7 and $152.6 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 1, 2023, respectively. We incurred costs of $1.9 and $20.1 in our Hawthorne segment and $0.0 and $4.5 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and nine months ended July 1, 2023, respectively.
During the three and nine months ended June 29, 2024, we recorded a gain of $0.0 and $12.1, respectively, in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations associated with a payment received in resolution of a dispute with the former ownership group of a business that was acquired in fiscal 2022. This payment was classified as an operating activity in the Condensed Consolidated Statements of Cash Flows.
Other (Income) Expense, net
Other (income) expense is comprised of activities such as the discount on sales of accounts receivable under the Master Receivables Purchase Agreement, royalty income from the licensing of certain of our brand names and foreign exchange transaction gains and losses. Other (income) expense was $6.9 and $(1.6) for the three months ended June 29, 2024 and July 1, 2023, respectively; and was $19.6 and $(2.7) for the nine months ended June 29, 2024 and July 1, 2023, respectively. The increase in expense was primarily due to the discount on sales of accounts receivable under the Master Receivables Purchase Agreement.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Income from Operations
Income from operations was $200.1 for the three months ended June 29, 2024, an increase of 158.9% as compared to $77.3 for the three months ended July 1, 2023; and was $424.9 for the nine months ended June 29, 2024, an increase of 75.8% as compared to $241.7 for the nine months ended July 1, 2023. For the three months ended June 29, 2024, the increase was primarily due to higher net sales, lower impairment, restructuring and other charges and a higher gross margin rate, partially offset by higher SG&A and higher other expense. For the nine months ended June 29, 2024, the increase was primarily due to lower impairment, restructuring and other charges and a higher gross margin rate, partially offset by higher other expense and lower net sales.
Equity in (Income) Loss of Unconsolidated Affiliates
Equity in (income) loss of unconsolidated affiliates associated with Bonnie Plants, LLC was $(23.0) and $(22.2) for the three months ended June 29, 2024 and July 1, 2023, respectively; and was $6.5 and $(3.5) for the nine months ended June 29, 2024 and July 1, 2023, respectively. During the three and nine months ended June 29, 2024, equity in (income) loss of unconsolidated affiliates also included a pre-tax impairment charge of $0.0 and $10.4, respectively, associated with our investment in Bonnie Plants, LLC.
Interest Expense
Interest expense was $38.8 for the three months ended June 29, 2024, a decrease of 17.6% as compared to $47.1 for the three months ended July 1, 2023; and was $125.6 for the nine months ended June 29, 2024, a decrease of 9.1% as compared to $138.1 for the nine months ended July 1, 2023. For the three months ended June 29, 2024, the decrease was driven by lower average borrowings of $711.5, partially offset by an increase in our weighted average interest rate, net of the impact of interest rate swaps, of 20 basis points. For the nine months ended June 29, 2024, the decrease was driven by lower average borrowings of $591.6, partially offset by an increase in our weighted average interest rate, net of the impact of interest rate swaps, of 50 basis points. The decrease in average borrowings was driven by our focus on using available cash flow to reduce our debt as well as the impact of the expiration of the Receivables Facility and the execution of the Master Receivables Purchase Agreement. The increase in our weighted average interest rate was primarily driven by higher borrowing rates under the Sixth A&R Credit Agreement.
Income Tax Expense
The effective tax rates for the nine months ended June 29, 2024 and July 1, 2023 were 27.5% and 17.7%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year-end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
Net Income
Net income was $132.1, or $2.28 per diluted share, for the three months ended June 29, 2024 as compared to $43.7, or $0.77 per diluted share, for the three months ended July 1, 2023. The increase was driven by higher net sales, lower impairment, restructuring and other charges, a higher gross margin rate and lower interest expense, partially offset by higher SG&A, higher other expense and higher income tax expense.
Diluted average common shares used in the diluted net income per common share calculation for the three months ended June 29, 2024 and July 1, 2023 were 58.0 million and 56.6 million, respectively, which included dilutive potential Common Shares of 1.2 million and 0.4 million, respectively. The increase in diluted average common shares was primarily the result of the exercise and issuance of share-based compensation awards.
Net income was $209.1, or $3.64 per diluted share, for the nine months ended June 29, 2024 as compared to $88.3, or $1.57 per diluted share, for the nine months ended July 1, 2023. The increase was driven by lower impairment, restructuring and other charges, a higher gross margin rate and lower interest expense, partially offset by lower net sales, higher other expense, higher equity in loss of unconsolidated affiliates and higher income tax expense.
Diluted average common shares used in the diluted net income per common share calculation for the nine months ended June 29, 2024 and July 1, 2023 were 57.5 million and 56.3 million, respectively, which included dilutive potential Common Shares of 0.8 million and 0.4 million, respectively. The increase in diluted average common shares was primarily the result of the exercise and issuance of share-based compensation awards.

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
The following table sets forth net sales by segment:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
U.S. Consumer	$1,017.5	$916.4	$2,704.0	$2,642.7
Hawthorne	67.7	93.4	214.2	317.6
Other	117.0	108.9	219.8	216.5
Consolidated	$1,202.2	$1,118.7	$3,138.0	$3,176.8
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income before income taxes, the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
U.S. Consumer	$210.3	$124.8	$580.5	$553.5
Hawthorne	3.8	(8.7)	(9.2)	(41.7)
Other	11.7	5.8	13.0	21.8
Total Segment Profit (Non-GAAP)	225.8	121.9	584.3	533.6
Corporate	(25.1)	(3.4)	(86.8)	(77.4)
Intangible asset amortization	(3.9)	(6.7)	(11.8)	(20.8)
Impairment, restructuring and other	3.3	(34.5)	(60.8)	(193.7)
Equity in income (loss) of unconsolidated affiliates	23.0	22.2	(6.5)	3.5
Interest expense	(38.8)	(47.1)	(125.6)	(138.1)
Other non-operating income (expense), net	(1.3)	(0.4)	(4.2)	0.2
Income before income taxes (GAAP)	$183.0	$52.0	$288.6	$107.3
U.S. Consumer
U.S. Consumer segment net sales were $1,017.5 in the third quarter of fiscal 2024, an increase of 11.0% from third quarter of fiscal 2023 net sales of $916.4; and were $2,704.0 for the first nine months of fiscal 2024, an increase of 2.3% from the first nine months of fiscal 2023 net sales of $2,642.7. For the third quarter of fiscal 2024, the increase was driven by higher sales volume of 10.4% and increased pricing of 0.6%. For the nine months ended June 29, 2024, the increase was driven by higher sales volume of 3.3%, partially offset by decreased pricing of 1.0%. The increase in sales volume for the third quarter of fiscal 2024 was driven by fertilizer, mulch, controls and plant food products as well as increased net sales associated with the Roundup® marketing agreement. The increase in sales volume for the nine months ended June 29, 2024 was driven by mulch and controls products as well as increased net sales associated with the Roundup® marketing agreement.
U.S. Consumer Segment Profit was $210.3 in the third quarter of fiscal 2024, an increase of 68.5% from third quarter of fiscal 2023 Segment Profit of $124.8; and Segment Profit was $580.5 for the first nine months of fiscal 2024, an increase of 4.9% from the first nine months of fiscal 2023 Segment Profit of $553.5. For the three and nine months ended June 29, 2024, the increase was primarily due to higher net sales and a higher gross margin rate, partially offset by higher SG&A driven by advertising and higher other expense driven by the discount on sales of accounts receivable.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Hawthorne
Hawthorne segment net sales were $67.7 in the third quarter of fiscal 2024, a decrease of 27.5% from third quarter of fiscal 2023 net sales of $93.4; and were $214.2 for the first nine months of fiscal 2024, a decrease of 32.6% from the first nine months of fiscal 2023 net sales of $317.6. For the third quarter of fiscal 2024, the decrease was driven by lower sales volume of 30.1%, partially offset by increased pricing of 2.7%. For the nine months ended June 29, 2024, the decrease was driven by lower sales volume and decreased pricing of 30.9% and 2.1%, respectively, partially offset by favorable foreign exchange rates of 0.4%. The decrease in sales volume for the three months ended June 29, 2024 was driven by the discontinuation of sales of other companies’ products. The decrease in sales volume for the nine months ended June 29, 2024 was driven by all product categories and the impact of the discontinuation of sales of other companies’ products.
Hawthorne Segment Profit was $3.8 in the third quarter of fiscal 2024 as compared to Segment Loss of $8.7 for the third quarter of fiscal 2023; and Segment Loss was $9.2 for the first nine months of fiscal 2024 as compared to $41.7 for the first nine months of fiscal 2023. For the three and nine months ended June 29, 2024, the improvement was driven by a higher gross margin rate and lower SG&A, partially offset by lower net sales.
Other
Other segment net sales were $117.0 in the third quarter of fiscal 2024, an increase of 7.4% from third quarter of fiscal 2023 net sales of $108.9; and were $219.8 for the first nine months of fiscal 2024, an increase of 1.5% from the first nine months of fiscal 2023 net sales of $216.5. For the third quarter of fiscal 2024, the increase was driven by higher sales volume of 9.3%, partially offset by unfavorable foreign exchange rates and decreased pricing of 1.3% and 0.6%, respectively. For the nine months ended June 29, 2024, the increase was driven by higher sales volume of 2.9%, partially offset by decreased pricing and unfavorable foreign exchange rates of 0.7% and 0.7%, respectively.
Other Segment Profit was $11.7 in the third quarter of fiscal 2024, an increase of 101.7% from third quarter of fiscal 2023 Segment Profit of $5.8; and Segment Profit was $13.0 for the first nine months of fiscal 2024, a decrease of 40.4% from the first nine months of fiscal 2023 Segment Profit of $21.8. For the three months ended June 29, 2024, the increase was driven by higher net sales, a higher gross margin rate and lower SG&A. For the nine months ended June 29, 2024, the decrease was driven by a lower gross margin rate and higher SG&A, partially offset by higher net sales.
Corporate
Corporate expenses were $25.1 in the third quarter of fiscal 2024 as compared to $3.4 for the third quarter of fiscal 2023; and were $86.8 for the first nine months of fiscal 2024, an increase of 12.1% from the first nine months of fiscal 2023 expenses of $77.4. For the three and nine months ended June 29, 2024, the increase was primarily driven by higher share-based compensation expense due to the recognition of a cumulative adjustment in fiscal 2023 for certain performance-based award units to reflect management’s assessment of a lower probability of achievement of performance goals, partially offset by reductions in staffing levels and other cost-reduction initiatives.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	Nine Months Ended
	June 29, 2024	July 1, 2023
Net cash provided by (used in) operating activities	$549.0	$(4.3)
Net cash used in investing activities	(80.0)	(44.6)
Net cash used in financing activities	(221.1)	(11.0)
Operating Activities
Cash provided by operating activities totaled $549.0 for the nine months ended June 29, 2024 as compared to cash used in operating activities of $4.3 for the nine months ended July 1, 2023. This increase was driven by lower accounts receivable, higher gross margin and accounts payable timing, partially offset by higher inventory production, higher payments to customers related to promotional programs and lower income tax refunds received. Lower accounts receivable is driven by the favorable impact of accounts receivable sold under the Master Receivables Purchase Agreement. Accounts payable timing is driven by the impact of extended payment terms with vendors for payments originally due in the final weeks of fiscal 2022 that were paid in the first quarter of fiscal 2023.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Investing Activities
Cash used in investing activities totaled $80.0 for the nine months ended June 29, 2024 as compared to $44.6 for the nine months ended July 1, 2023. Cash used for investments in property, plant and equipment during the first nine months of fiscal 2024 and 2023 was $67.4 and $73.8, respectively. During the nine months ended June 29, 2024, we acquired an additional equity interest in Bonnie Plants, LLC for $21.4. We also had other investing cash inflows of $8.8 for the nine months ended June 29, 2024 primarily associated with currency forward contracts. During the nine months ended July 1, 2023, we received proceeds of $37.0 related to the payoff of seller financing that we provided in connection with a fiscal 2017 divestiture. In addition, we had other investing cash outflows of $7.8 during the nine months ended July 1, 2023 primarily associated with currency forward contracts.
Financing Activities
Cash used in financing activities totaled $221.1 for the nine months ended June 29, 2024 as compared to $11.0 for the nine months ended July 1, 2023. During the nine months ended June 29, 2024, we had net repayments under our credit facilities of $127.9 and paid dividends of $113.7. In addition, we had other financing cash inflows of $23.1 during the nine months ended June 29, 2024 related to collections of previously sold accounts receivable not yet submitted to the buyer. During the nine months ended July 1, 2023, we had net borrowings under our credit facilities of $112.6 and paid dividends of $112.0. During the nine months ended June 29, 2024 and July 1, 2023, we repurchased Common Shares for $5.0 and $9.3, respectively (which includes cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation).
Accounts Receivable Sales
On October 27, 2023, we entered into the Master Receivables Purchase Agreement under which we may sell up to $600.0 of available and eligible outstanding customer accounts receivable generated by sales to four specified customers. The agreement is uncommitted and has an initial term that expires October 25, 2024, unless earlier terminated by the purchaser. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the buyer are classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. We record the discount on sales in the “Other (income) expense, net” line in the Condensed Consolidated Statements of Operations. At June 29, 2024, net receivables of $477.3 were derecognized. During the three and nine months ended June 29, 2024, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $724.5 and $1,680.0, respectively, and the total discount recorded on sales was $8.7 and $21.6, respectively.
Supplier Finance Program
We have an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance our payment obligations with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance our payment obligations prior to their scheduled due dates at a discounted price to the participating financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that we negotiate with our suppliers are consistent, regardless of whether a supplier participates in the program. Our current payment terms with a majority of our suppliers generally range from 30 to 60 days, which we deem to be commercially reasonable. Our outstanding payment obligations under our supplier finance program were $22.8, $16.6 and $18.3 at June 29, 2024, July 1, 2023 and September 30, 2023, respectively, and are recorded within accounts payable in the Condensed Consolidated Balance Sheets. The associated payments were $218.6 and $157.6 for the nine months ended June 29, 2024 and July 1, 2023, respectively, and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $279.9, $27.4 and $31.9 as of June 29, 2024, July 1, 2023 and September 30, 2023, respectively, included $30.4, $17.7 and $26.6, respectively, held by controlled foreign corporations. As of June 29, 2024, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.

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
At June 29, 2024, we had letters of credit outstanding in the aggregate principal amount of $78.0, and had $1,172.0 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 9.0% and 7.3% for the nine months ended June 29, 2024 and July 1, 2023, respectively.
On August 6, 2024, the Company used available cash on hand to make a repayment on the term loan of the Sixth A&R Credit Agreement in the amount of $200.0, which was applied to outstanding principal amount.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters, calculated as average total indebtedness, divided by our Adjusted EBITDA. Pursuant to Amendment No. 2, the maximum permitted leverage ratio is (i) 6.50 for the third quarter of fiscal 2024, (ii) 6.00 for the fourth quarter of fiscal 2024, (iii) 5.50 for the first quarter of fiscal 2025, (iv) 5.25 for the second quarter of fiscal 2025, (v) 5.00 for the third quarter of fiscal 2025, (vi) 4.75 for the fourth quarter of fiscal 2025 and (vii) 4.50 for the first quarter of fiscal 2026 and thereafter. Our leverage ratio was 5.46 at June 29, 2024. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement also contains an affirmative covenant regarding our fixed charge coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA minus capital expenditures and expense for taxes paid in cash, divided by the sum of interest expense plus restricted payments, as described in Amendment No. 2. The minimum required fixed charge coverage ratio is (i) 0.75 for the third quarter of fiscal 2024 and (ii) 1.00 for the fourth quarter of fiscal 2024 and thereafter. Our fixed charge coverage ratio was 1.15 for the twelve months ended June 29, 2024.
As of June 29, 2024, we were in compliance with all applicable covenants in the agreements governing our debt. Based on our projections of financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-Q, we expect to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes and cause the Senior Notes to become due and payable at that time. As of June 29, 2024, our indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $2,487.5. We do not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
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
The Senior Notes contain an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings. The minimum required interest coverage ratio is 2.00. Our interest coverage ratio was 3.15 for the twelve months ended June 29, 2024.

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
The sale of receivables under the Receivables Facility was accounted for as short-term debt and we continued to carry the receivables on our Condensed Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold. As of July 1, 2023, there were $398.0 in borrowings on receivables pledged as collateral under the Receivables Facility, and the carrying value of the receivables pledged as collateral was $442.2.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of June 29, 2024, July 1, 2023 and September 30, 2023 had a maximum total U.S. dollar equivalent notional amount of $500.0, $600.0 and $600.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at June 29, 2024 are shown in the table below:

Notional Amount ($)		Effective Date (a)	Expiration Date	Fixed Rate
200		6/7/2023	6/8/2026	0.80%
150		6/7/2023	4/7/2027	3.37%
50		6/7/2023	4/7/2027	3.34%
100	(b)	11/20/2023	3/22/2027	4.74%
150	(b)	9/20/2024	9/20/2029	4.25%
(a)The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
Availability and Use of Cash
We believe that our cash flows from operations and borrowings under our agreements described herein will be sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Our actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in the 2023 Annual Report, under “ITEM 1A. RISK FACTORS — Risks Related to Our M&A, Lending and Financing Activities — Our indebtedness could limit our flexibility and adversely affect our financial condition.”

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

	June 29, 2024	September 30, 2023
Current assets	$1,338.2	$1,212.0
Non-current assets (a)	1,909.3	1,911.2
Current liabilities	767.7	683.9
Non-current liabilities	2,747.1	2,833.3
(a)Includes amounts due from Non-Guarantor subsidiaries of $100.5 and $26.2, respectively.

	Nine Months Ended	Year Ended
	June 29, 2024	September 30, 2023
Net sales	$2,891.3	$3,203.3
Gross margin	836.2	642.7
Net income (loss) (a)	213.8	(333.2)
(a)Includes intercompany income (expense) from Non-Guarantor subsidiaries of $13.1 and $(12.1), respectively.
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
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements requires management to use judgment and make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. By their nature, these judgments are subject to uncertainty. We base our estimates on historical experience and on various other sources that we believe to be reasonable under the circumstances. Certain accounting estimates are particularly significant, including those related to revenue recognition, income taxes and goodwill and intangible assets. Our critical accounting estimates are reviewed periodically with the Audit Committee of the Board of Directors of Scotts Miracle-Gro. Our critical accounting estimates have not changed materially from those disclosed in the 2023 Annual Report.

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
With the participation of the principal executive officer and principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act, as amended (the “Securities Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of June 29, 2024.
Changes in Internal Control Over Financial Reporting
In addition, there were no changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Registrant’s fiscal quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Contents
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On June 6, 2024, a purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03132) on behalf of a proposed class of purchasers of the Company’s Common Shares between November 3, 2021, and August 1, 2023. On July 26, 2024, another purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03766) on behalf of a proposed class of purchasers of the Company’s Common Shares between June 2, 2021, and August 1, 2023. These lawsuits, which will likely be consolidated with any subsequently filed lawsuits alleging similar facts, assert claims under Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act against the Company and certain of its current and former officers based on alleged misstatements about the Company’s inventories, sales and business prospects. The actions seek, among other things, unspecified monetary damages, reasonable costs and expenses and equitable/injunctive or other relief as deemed appropriate by the Court. The Company believes that the claims asserted are without merit and intends to vigorously defend the actions.
On July 3, 2024, a purported shareholder filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03636), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On July 30, 2024, another purported shareholder filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Ohio (Case No. 1:24-cv-00402), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. These lawsuits, which likely will be consolidated with any subsequently filed lawsuits alleging similar facts, include allegations that generally mirror those asserted in the securities lawsuits described above and assert claims for breaches of fiduciary duties and unjust enrichment, as well as abuse of control, gross mismanagement, waste of corporate assets, violations under Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act, and contribution under Sections 10(b) and 21D of the Securities Exchange Act. The actions seek a judgment in favor of the Company for damages in an unspecified amount, disgorgement, interest, and costs and expenses, including attorneys’ and experts’ fees.
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of June 29, 2024, have not materially changed from those described in Part I, Item 1A of the 2023 Annual Report.
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
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended June 29, 2024:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs (3)
March 31, 2024 through April 27, 2024	1,242	$67.64	—	N/A
April 28, 2024 through May 25, 2024	—	$—	—	N/A
May 26, 2024 through June 29, 2024	4,791	$66.91	—	N/A
Total	6,033	$67.06	—

(1)All of the Common Shares purchased during the third quarter of fiscal 2024 were purchased in open market transactions. The Common Shares purchased during the quarter consisted of 6,033 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan.

(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)On February 6, 2020, the Company announced a repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. The program expired on March 25, 2023 and, as of June 29, 2024, the Company does not have an active repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the third quarter of fiscal 2024, no director or officer (as defined in Rule 16a-1 of the Securities Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).
ITEM 6. EXHIBITS
See Index to Exhibits at page 47 for a list of the exhibits included herewith.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2024

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10
Amendment No. 3, dated June 11, 2024, to Sixth Amended and Restated Credit Agreement dated as of April 8, 2022, by and between The Scotts Miracle-Gro Company, The Scotts Company LLC, Scotts Canada Ltd., as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent
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

THE SCOTTS MIRACLE-GRO COMPANY

Date: August 7, 2024	/s/ MATTHEW E. GARTH
Printed Name: Matthew E. Garth
Title: Executive Vice President, Chief Financial Officer & Chief Administrative Officer