Form 10-K
period 2024-09-30
SCOTTS MIRACLE-GRO CO
filed 2024-11-26
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.         ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of March 28, 2024 (the last business day of the most recently completed second quarter) was approximately $3,178,556,405.
There were 57,406,064 Common Shares of the registrant outstanding as of November 18, 2024.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2024.

The Scotts Miracle-Gro Company
Annual Report on Form 10-K
For the Fiscal Year Ended September 30, 2024

PART I

ITEM 1.    BUSINESS
Company Description and Development of the Business
The discussion below describes the business conducted by The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we,” “our” or “us”), including general developments in our business during fiscal 2024. Each reference in this Annual Report on Form 10-K (“Form 10-K”) to a “fiscal” year is to our fiscal year ended or ending, as applicable, on September 30 of the referenced year. For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K.
Through our U.S. Consumer and Other segments, we are the leading manufacturer and marketer of branded consumer lawn and garden products in North America. Our products are marketed under some of the most recognized brand names in the consumer lawn and garden industry. Our key consumer lawn and garden brands include Scotts® Turf Builder® lawn fertilizer and Scotts® grass seed products; Miracle-Gro® soil, plant food and gardening products; Ortho® herbicide and pesticide products; and Tomcat® rodent control and animal repellent products. We are the exclusive agent of Monsanto Company, a subsidiary of Bayer AG (“Monsanto”), for the marketing and distribution of certain of Monsanto’s consumer Roundup®1 branded products within the United States (“U.S.”) and certain other specified countries. In addition, we have an equity interest in Bonnie Plants, LLC, a joint venture with Alabama Farmers Cooperative, Inc. (“AFC”), focused on planting, growing, developing, distributing, marketing and selling live plants.
Through our Hawthorne segment, we are a leading provider of nutrients, lighting and other materials used for indoor and hydroponic gardening in North America. Our key brands include General Hydroponics®, Gavita®, Botanicare®, Agrolux®, Gro Pro®, Mother Earth®, Grower’s Edge®, HydroLogic Purification System® and CYCO®.
Scotts Miracle-Gro traces its heritage to a company founded by O.M. Scott in Marysville, Ohio in 1868. In the mid-1900s, we became widely known for the development of quality lawn fertilizers and grass seeds that led to the creation of a new industry – consumer lawn care. In the 1990s, we significantly expanded our product offering with three leading brands in the U.S. home lawn and garden industry. In fiscal 1995, through a merger with Stern’s Miracle-Gro Products, Inc., which was founded by Horace Hagedorn and Otto Stern in Long Island, New York in 1951, we acquired the Miracle-Gro® brand, the industry leader in water-soluble garden plant foods. In fiscal 1999, we acquired the Ortho® brand in the U.S. and obtained exclusive rights to market Monsanto’s consumer Roundup® brand within the U.S. and other contractually specified countries, thereby adding industry-leading weed, pest and disease control products to our portfolio. Today, the Scotts®, Turf Builder®, Miracle-Gro®, Ortho® and Roundup® brands make us the most widely recognized company in the consumer lawn and garden industry in the U.S.
Business Segments
We divide our business into the following reportable segments:
•U.S. Consumer
•Hawthorne
•Other
U.S. Consumer consists of our consumer lawn and garden business in the United States. Hawthorne consists of our indoor and hydroponic gardening business. Other primarily consists of our consumer lawn and garden business in Canada. This division of reportable segments is consistent with how the segments report to and are managed by our Chief Executive Officer (the chief operating decision maker of the Company). In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the reportable business segments. Financial information about these segments for each of the three fiscal years ended September 30, 2024, 2023 and 2022 is presented in “NOTE 20. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Form 10-K.
1 Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

Principal Products and Services
In our reportable segments, we manufacture, market and sell lawn and garden products in the following categories:
Lawn Care: The lawn care category is designed to help users grow and enjoy the lawn they want. Products within this category include lawn fertilizer products under the Scotts® and Turf Builder® brand and sub-brand names; grass seed products under the Scotts®, EZ Seed®, PatchMaster® and Thick’R LawnTM brand and sub-brand names; and lawn-related weed, pest and disease control products primarily under the Scotts® brand name, including sub-brands such as GrubEx®. The lawn care category also includes spreaders and other durables under the Scotts® brand name, including Turf Builder® EdgeGuard® spreaders and WhirlTM and WizzTM handheld spreaders.
Gardening and Landscape: The gardening and landscape category is designed to help consumers grow and enjoy flower and vegetable gardens and beautify landscaped areas. Products within this category include a complete line of water-soluble plant foods under the Miracle-Gro® brand and sub-brands such as LiquaFeed®; continuous-release plant foods under the Miracle-Gro® brand and sub-brands such as Shake ‘N Feed®; potting mixes, garden soils, ground cover and mulches under the Miracle-Gro®, Scotts®, Hyponex® and Earthgro® brand names; plant-related pest and disease control products under the Ortho® brand; organic garden products under the Miracle-Gro® Performance Organics®, Miracle-Gro® Organic, Miracle-Gro® Organic ChoiceTM, Scotts® and Whitney Farms® brand names; and live goods and seeding solutions under the Miracle-Gro® brand. Hydroponic and indoor gardening focused growing media and nutrients products are marketed under the Mother Earth®, Botanicare®, General Hydroponics® and CYCO® brand names.
Hydroponic hardware and growing environments: This category is designed to provide durable goods to grow plants, flowers and vegetables using little or no soil. Products within this category include growing systems, trays, fans, filters, humidifiers, dehumidifiers, water pumps, irrigation supplies and hand tools. These products are marketed under the Botanicare®, CAN-FANTM, CAN-FILTERS®, EcoPlus®, Gro Pro®, Grower’s Edge® and Hydro-Logic Purification System® brand names.
Lighting: The lighting category is designed to provide growers a complete selection of lighting systems and components for use in hydroponic and indoor gardening applications. Products in this category include lighting sensors, controls, fixtures, cords and hangars, and are marketed under the Gavita®, Agrolux® and Titan® brand names.
Controls: The controls category is designed to help consumers protect their homes from pests and maintain external home areas. Insect control products are marketed under the Ortho® brand name, including Ortho Max®, Home Defense® and Bug B Gon® sub-brands; rodent control products are marketed under the Tomcat® and Ortho® brands; selective weed control products are marketed under the Ortho Weed B GonTM sub-brand; and non-selective weed killer products are marketed under the Groundclear® brand name. Hydroponic gardening focused controls products are marketed under the Alchemist®, Grower’s Edge® and General Hydroponics® brand names.
Marketing Agreement: We are Monsanto’s exclusive agent for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries.
Effective August 1, 2019, we entered into the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”) pursuant to which we provide certain consumer and trade marketing program services, sales, merchandising, warehousing and other selling and marketing support for certain of Monsanto’s consumer Roundup® branded products. The Company also performs other services on behalf of Monsanto, including manufacturing conversion services, pursuant to ancillary agreements. For additional details regarding the Third Restated Agreement, see “ITEM 1A. RISK FACTORS — Risks Related to Our Business — In the event the Third Restated Agreement for Monsanto’s consumer Roundup® products terminates or Monsanto’s consumer Roundup® business materially declines, we would lose a substantial source of future earnings and overhead expense absorption” in this Form 10-K and “NOTE 6. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Form 10-K.
Acquisitions and Divestitures
There were no material acquisitions or divestitures during fiscal 2024 or fiscal 2023. Refer to “NOTE 7. ACQUISITIONS AND INVESTMENTS” of the Notes to the Consolidated Financial Statements included in this Form 10-K for more information regarding fiscal 2022 acquisitions.
Principal Markets and Methods of Distribution
We sell our products through our direct sales force, e-commerce website and network of brokers and distributors primarily to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, e-commerce platforms, food and drug stores, indoor gardening and hydroponic product distributors, retailers and growers.

The majority of our shipments to customers are made via common carriers or through distributors in the U.S. We primarily utilize third parties to manage the key distribution centers for our consumer lawn and garden business, which are strategically located across the U.S. and Canada. Growing media products are generally shipped direct-to-store without passing through a distribution center.
Raw Materials
We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply, minimize costs and improve supply and pricing predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the lawn and garden season to secure pre-determined prices. We also hedge certain commodities, particularly diesel and urea, to improve cost predictability and control. Sufficient raw materials were available during fiscal 2024.
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
Seasonality and Backlog
Our North America consumer lawn and garden business is highly seasonal, with approximately 75% of our annual net sales occurring in our second and third fiscal quarters combined. Our annual net sales for this business are further concentrated in our second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products. We anticipate significant orders for our North America consumer lawn and garden business for the upcoming spring season will start to be received late in the winter and continue through the spring season. Historically, substantially all orders have been received and shipped within the same fiscal year with minimal carryover of open orders at the end of the fiscal year.
Our Hawthorne segment is also impacted by seasonal sales patterns for certain product categories due to the timing of growing patterns in North America during our second and third fiscal quarters, and the timing of certain controlled agricultural lighting project sales during our third and fourth fiscal quarters.
Significant Customers
The Home Depot and Lowe’s are our two largest customers and are the only customers that individually represent more than 10% of reported consolidated net sales during any of the three most recent fiscal years. For additional details regarding significant customers, see “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, any of our top customers, or a material reduction in the inventory of our products that they carry, could adversely affect our financial results” of this Form 10-K and “NOTE 20.  SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Form 10-K.
Competitive Marketplace
The markets in which we sell our products are highly competitive. We compete primarily on the basis of brand strength, product innovation, product quality, product performance, advertising, value, supply chain competency, field sales support, in-store sales support and the strength of our relationships with major retailers and distributors.

In the lawn and garden, pest control and indoor gardening and hydroponic markets, our products compete against private label as well as branded products. Primary competitors include Spectrum Brands Holdings, Inc., Central Garden & Pet Company, Kellogg Garden Products, Oldcastle Retail, Inc., Lebanon Seaboard Corporation, Reckitt Benckiser Group plc, FoxFarm Soil & Fertilizer Company, Nanolux Technology, Inc., Sun Gro Horticulture, Inc., Advanced Nutrients, Ltd., SBM Life Science Corp., Woodstream Corporation, Sunday Lawn Care and Hydrofarm Holdings Group, Inc. In addition, we face competition from smaller regional competitors that operate in many of the areas where we compete.
In Canada, we face competition in the lawn and garden market from Premier Tech Ltd. and a variety of local companies including private label brands.
Research and Development
We continually invest in research and development to design new or improve existing product formulae and packaging, as well as to streamline our manufacturing processes. Spending on research and development was $34.6 million, $35.7 million and $45.3 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, including product registration costs of $9.0 million, $12.4 million and $13.0 million, respectively. In addition to our own research and development activities, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.
Regulatory Considerations
Laws and regulations in the United States and other countries affect the manufacture, sale, distribution, use and/or application of our products in several ways. For example, in the United States, all pesticide products must comply with the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), and most pesticide products require registration with the U.S. Environmental Protection Agency (the “U.S. EPA”) and similar state agencies before they can be sold or distributed. The use of certain pesticide products is also regulated by the U.S. EPA in addition to various local, state and federal environmental and/or public health agencies. These regulations may restrict or ban the use of certain ingredients or categories of products altogether. Analogous regulatory regimes apply to certain pesticides that we sell or distribute in other countries.
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
In addition, in 2021 the Biden Administration announced a multi-agency plan to address per- and polyfluoroalkyl substances (“PFAS”) contamination nationwide. Agencies, including the U.S. EPA, the Department of Defense, the Food and Drug Administration, the U.S. Department of Agriculture, the Department of Homeland Security, and the Department of Health and Human Services, will take actions to prevent the release of PFAS into the air, drinking systems, and food supply and to expand cleanup efforts to remediate the impacts of PFAS pollution. As part of this announcement, the U.S. EPA released its PFAS Strategic Roadmap: EPA’s Commitments to Action 2021-2024, which sets timelines by which the U.S. EPA plans to take specific actions during the Biden Administration. Further, many states have taken action to address PFAS concerns ranging from appropriation legislation to funding scientific research, bans on certain categories of consumer products containing PFAS and/or broad prohibitions on PFAS across all products. Complicating this patchwork of state regulation is that various jurisdictions may define PFAS differently. It is possible, therefore, that some of these actions will have an impact – direct or indirect – on our business.
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
Regulatory Matters
We are subject to various regulatory proceedings, none of which are expected to be material to our business. At September 30, 2024, $2.6 million was accrued for environmental matters. During fiscal 2024, fiscal 2023 and fiscal 2022, we expensed $0.1 million, $0.4 million and $0.2 million, respectively, for such environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.
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
This discussion includes information regarding human capital matters that we believe may be of interest to shareholders generally. We recognize that certain other stakeholders (such as customers, associates and non-governmental organizations) may be interested in more detailed information on these topics. We encourage you to review the “Supporting Our People” section of our 2024 Corporate Responsibility Report, located on our website at https://scottsmiraclegro.com/responsibility/environmental-social-and-governance, for more detailed information regarding our human capital programs and initiatives. The contents of our corporate website are not incorporated by reference in this Form 10-K or in any other report or document we file with the Securities and Exchange Commission (the “SEC”).
Associates
As of September 30, 2024, we employed approximately 5,300 associates. During peak sales and production periods in fiscal 2024, our workforce totaled approximately 7,100, comprised of approximately 6,200 associates including seasonal associates and approximately 900 in temporary labor. Included within these numbers, during fiscal 2024, we employed a total of approximately 2,500 full-time and seasonal in-store associates within the United States to help our retail partners merchandise our products in their lawn and garden departments directly to consumers.
Engagement
Our success depends on the engagement of our associates. To drive engagement, we take a purposeful approach focused on enhancing the associate experience centering on creating a positive workplace and fostering trust in leadership.
We recognize that two-way communication enhances trust and improves collaboration and overall engagement. We gather associate feedback both formally and informally throughout the year through such initiatives as pulse surveys, leadership meetings and roundtable discussions. In fiscal 2024, we surveyed our global associate population on topics spanning the employee experience. Categories included positive workplace, strong leadership, health & well-being, meaningful work, growth opportunity, trust in the organization and ethics. Engagement surveys provide us with insight into what we are doing well and where we have opportunities to improve. Results from the fiscal 2024 Associate Experience Survey highlighted focus areas for fiscal 2024 and beyond. Another source of associate sentiment comes from exit interviews, when we ask for ratings, rankings and feedback from all salaried associates who voluntarily leave our organization. These valuable inputs are shared with senior leadership and integrated into practice as human capital initiatives are deployed.
We believe that an informed workforce contributes to an engaged workforce. As such, we have prioritized ensuring our associates have access to the information they need to understand the business decisions being made, the reasons behind them and how changes will impact them in their role. Recognizing there is significant value in hearing directly from our leadership team, we continue to host Town Hall meetings each quarter to disseminate enterprise-wide information and to allow for interactive communication.
Diversity
We value our associates’ diversity and encourage them to leverage their varied life experiences at our Company. This includes diversity in terms of gender, sexuality, race, thoughts, interests, languages, beliefs and more.

Our employee resource groups (“ERGs”) are voluntary, associate-led groups typically formed by people with a common affinity such as gender, race, national origin, sexual orientation, military status or other attributes. Each ERG establishes a mission to positively impact the business by cultivating relationships through networking and developing talent through experiences, programs and mentoring. Our ERGs drive continuous improvement of our inclusive work environment and are open to all associates. Our ERGs consist of the Scotts Associate Board, Scotts Associates For A Greener Earth, the Scotts Black Employees Network, the Scotts Christian Fellowship, Scotts Gro-Masters, Scotts GroPride, the Scotts Veterans Network, the Scotts Women’s Network and the Scotts Young Professionals.
Professional Development
We view development and retention of our associates as valuable components of our business operations and critical to creating a culture of leadership throughout our Company. Our associates have the opportunity to learn new skills through exposure and involvement in business challenges. Our managers support associates as development happens on the job through cross-functional team assignments, expanded roles and rotational assignments. Our ongoing development processes are designed to grow knowledge, improve skills and capabilities, and achieve competence in specific behaviors to meet performance expectations and prepare for potential future roles within our Company. In fiscal 2024, we developed and implemented a leadership development framework for our people leaders, delivering on two key areas — leader accountabilities at the Company and critical skill training for our front line leaders.
Compensation and Benefits
We believe financial health and mental wellness are core components of our associates’ overall well-being and we are committed to ensuring fair and competitive compensation to our associates based on their roles. Each year we conduct an analysis of our pay and compensation practices, from both an external market and internal consistency perspective, to ensure that our pay decisions are fair and equitable, adjusting as needed. To ensure transparency and understanding of our compensation programs, we have enhanced our education opportunities and communications for our managers and associates. We also prioritize sharing our financial successes with associates through our incentive plans for eligible participants and our profit-sharing program and discretionary bonuses for those who are not incentive eligible.
Through our LiveTotal Health program, we demonstrate our commitment to the overall well-being of our associates. In response to feedback from our most recent Associate Experience Survey, we enhanced our benefits to provide more comprehensive mental health support, including a broader range of services and improved access to mental healthcare. This focus on mental well-being is complemented by our suite of benefits, designed to meet the diverse needs of our workforce. Our offerings include healthcare coverage, family leave, 401(k) matching, and other essential benefits that support both our associates and their families. Additionally, we provide tailored benefits such as a discounted stock purchase plan, healthcare navigation and advocacy concierge services, structured reimbursement for adoption and surrogacy expenses, a Marysville onsite fitness facility, and limited reimbursement for well-being expenses.
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

Environmental, Social and Governance
Our stakeholders, including shareholders, customers, suppliers, associates, communities as well as the environment and society, are essential to our business. We endeavor to make our workforce more inclusive, our business more sustainable, and our communities more engaged by maintaining strong environmental, social and governance (“ESG”) practices. In fiscal 2024, we published our annual Corporate Responsibility Report, prepared in reference to the Global Reporting Initiative Standards (2021) and with consideration for the Sustainability Accounting Standards Board’s Chemicals industry standard. The report maps our sustainability efforts to the United Nations Sustainable Development Goals and provides detailed information regarding our ESG strategy, focus areas and governance structure. The Company’s ESG focus areas are Product Stewardship and Safety, Operations and Supply Chain, Associate Engagement and Wellness, Community Engagement and Governance and Transparency. The Company continues to benchmark, set and make progress towards goals and seek continuous improvement around these focus areas.
We publish our Corporate Responsibility Report and several ESG-related policies and statements on the ESG section of our corporate website, which is located at https://scottsmiraclegro.com/responsibility/environmental-social-and-governance. These policies and statements address environmental, health and safety and human rights concerns. We maintain a Supplier Code of Conduct that establishes the minimum standards that suppliers must satisfy to sell goods to or do business with the Company. Further ESG initiatives in fiscal 2024 included responding to the Carbon Disclosure Project’s climate change and water questionnaires. The contents of our corporate website are not incorporated by reference in this Form 10-K or in any other report or document we file with the SEC.
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

ITEM 1A.    RISK FACTORS
Cautionary Note Regarding Forward-Looking Statements
This Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2024 Annual Report to Shareholders (our “2024 Annual Report”), contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. Information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of dividends and repurchases of common shares of Scotts Miracle-Gro (“Common Shares”) or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements in this Form 10-K and our 2024 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors and other cautionary statements that we make from time to time in our other SEC filings and public communications.
You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned not to place undue reliance on such statements. These factors may not contain all of the factors that are important to you. We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements that we make in this Form 10-K and our 2024 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by law.

Risks Related to Our Business
If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net sales and/or working capital could be negatively impacted.
Our ability to manage our inventory levels to meet our customers’ demand for our products is important for our business. Our production levels and inventory management goals for our products are based on estimates of demand, taking into account production capacity, timing of shipments, and inventory levels. Due to a number of factors, including manufacturing lead-times, seasonal purchasing patterns, and the potential for material price increases, we may carry additional inventory and increase our working capital and related financing requirements. This may increase our warehousing costs or result in excess inventory that may become difficult to manage, unusable or obsolete and adversely impact our ability to realize anticipated returns from product sales. If we overestimate or underestimate either channel or retail demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could negatively impact our net sales, profit margins, net earnings, working capital and/or cash flow, hinder our ability to meet customer demand, result in loss of customers, or cause us to incur excess and obsolete inventory charges or excess warehouse storage costs.
An economic downturn and economic uncertainty may adversely affect demand for our products.
We have observed increased economic uncertainty in the U.S. including the potential for an economic recession. Impacts of such general economic weakness include, without limitation: reduced credit availability; reduced liquidity; volatility in credit, equity and foreign exchange markets; bankruptcies and rising interest rates. In addition, consumers may reduce discretionary spending during periods of economic uncertainty, which could reduce sales volumes of our products or result in a shift in our product mix from higher margin to lower margin products. Adverse economic conditions have included or resulted, and could continue to include or result, in a significant increase in inflation, which could have a material adverse impact on our business, including our operating margins. Continued high inflation has had a negative impact on our operating margins in recent periods including, for example, through persistently high manufacturing costs.
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
Our top two retail customers, The Home Depot and Lowe’s, together accounted for 48% of our fiscal 2024 net sales and 18% of our outstanding accounts receivable as of September 30, 2024. The loss of, or reduction in orders from any major customer for any reason (including, for example, changes in a retailer’s strategy, reduction in inventories of our products that they maintain, claims or allegations that our products or products we market on behalf of third parties are unsafe, a decline in consumer demand, regulatory, legal or other external pressures or a change in marketing strategy), and customer disputes regarding shipments, fees, merchandise condition or related matters could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations and cash flows.

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
We invest substantial resources in advertising, consumer promotions and other marketing activities to maintain, extend and expand our brand image. Negative publicity about us or our brands, including publicity regarding product safety, quality, efficacy, environmental impacts (including packaging, energy and water use and matters related to climate impact and waste management) and other sustainability or similar issues, whether real or perceived, could occur and could be widely and rapidly disseminated, including through the use of social media sites. There can be no assurances that our marketing strategies will be effective or that the amount we invest in advertising activities will result in a corresponding increase in sales of our products. If our marketing initiatives are unsuccessful, including our ability to leverage digital media and social networks to reach existing and potential customers or our brands suffer damage to reputation due to real or perceived quality issues (which damage can be quickly multiplied by social media), we will have incurred significant expenses without the benefit of higher revenues.
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
We may not be able to maintain or develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, design and product standards or production volumes required to successfully manufacture our products. Even if we successfully maintain and develop our manufacturing capabilities and processes, we may not be able to do so in time to satisfy the needs of our customers.
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
We import many of our raw materials and finished goods from countries outside of the United States, including but not limited to China. Our import operations are subject to complex customs laws, regulations, tax requirements, forced labor laws and trade regulations, such as tariffs set by governments, either through mutual agreements or bilateral actions. Tariffs on goods imported into the U.S., particularly goods from China, have increased the cost of the goods we purchase. Additional tariffs and protectionist duties could be imposed by the U.S. with relatively short notice to us. These governmental actions could have, and any similar future actions may have, a material adverse effect on our business, financial condition and results of operations. The overall effect of these risks is that our costs may increase or we may experience supply disruptions, which in turn may result in lower profitability if we are unable to offset such increases through higher prices, and/or that we may suffer a decline in sales if our customers do not accept price increases.
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
Operations at our and our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shutdowns and work stoppages. A significant interruption in the operation of our or our suppliers’ facilities could significantly impact our capacity to produce products and service our customers in a timely manner, which could have a material adverse effect on our revenues, earnings and financial position, particularly with respect to products that we manufacture at a limited number of facilities, such as our fertilizer and liquid products.
In the event of a disaster, our disaster recovery and business continuity plans may fail, which could adversely interrupt our operations.
Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe, natural disaster, or severe weather, as well as events resulting from unauthorized security breach, power loss, telecommunications failure, terrorist attack, pandemic, or other events that could have a significant disruptive effect on our operations. We have disaster recovery and business continuity plans in place that are ready to be executed if we encounter a disruptive event. However, we cannot be certain that our plans, or those of third-party service providers we rely on, will be successful in the event of a disaster. If our disaster recovery or business continuity plans are unsuccessful in a disaster recovery scenario, we could potentially experience material adverse impacts including loss of data, damage to important facilities, disruption to our operations, regulatory intervention, reputational harm and loss of customers.
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
Our consumer lawn and garden net sales in any year are susceptible to weather conditions in the markets in which our products are sold. For instance, periods of abnormally wet or dry weather can adversely impact the sale of certain products, while increasing demand for other products making the overall impact on the Company difficult to predict.
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
Our failure to adequately manage the consumer and retail impacts of climate change could have a material adverse effect on our financial condition, results of operations and cash flows.
Our business could be negatively impacted by corporate citizenship and sustainability matters - including climate change - and/or our reporting of such matters.
Certain investors, customers, consumers, associates, governmental authorities and other stakeholders are increasing their focus on corporate citizenship and sustainability matters (including climate changes). From time to time, we communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing and social investments, including pursuant to our Corporate Responsibility Report. We could fail, or be perceived to fail, to achieve such initiatives or goals, or we could fail to fully and accurately report our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters.
Moreover, there are adopted and proposed international accords and treaties, as well as federal, state and local laws and regulations, that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for our products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of our products are made. Additional compliance burdens could be imposed by laws requiring the collection, measurement and analysis of climate-related data which can be costly, time-consuming, dependent on third-party cooperation and unreliable. Furthermore, methodologies for measuring, tracking and reporting on such matters continue to change over time, which requires our processes and controls for such data to evolve as well. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers, in which case, the costs of raw materials and component parts could increase. We may incur some of these costs directly and others may be passed on to us from our third-party suppliers.
Any failure to achieve our goals with respect to corporate citizenship and sustainability matters or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to adequately manage the political, legal and regulatory impacts of corporate citizenship or other sustainability matters could adversely affect our financial condition, results of operations, cash flows and reputation.
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
We sell products, including hydroponic gardening products, that end users may purchase for use in new and emerging industries or segments, including the growing of cannabis, that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products depends on the uncertain growth of these industries or segments. For example, our Hawthorne segment sales volume has decreased due to an oversupply of cannabis, which has led to a prolonged period of lower cannabis wholesale prices and reduced indoor and outdoor cannabis cultivation. The oversupply has been driven by increased licensing activity across the U.S. and significant capital investment in the cannabis production marketplace over the past several years, as well as inconsistent enforcement of regulations.
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
We sell certain of our products over the Internet through our online store and our retail customer’s e-commerce retail platforms. As consumers demonstrate greater reliance on e-commerce channels, the success of our business depends on our investment in e-commerce platforms, consumer preferences and buying trends relating to e-commerce, and our ability to both maintain the continuous operation of our online store and our fulfillment operations that support both our own and our retail customers’ e-commerce platforms. It is essential that these platforms provide a shopping experience that will generate orders and return visits to the respective platforms.
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
Our operations, financial condition or reputation may be impaired if our information or operational technology systems fail to perform adequately or if we are the subject of a data breach or cyber-attack.
We rely on information and operational technology systems to conduct business, including communicating with associates and our key retail customers, ordering and managing materials from suppliers, shipping products to retail customers and analyzing and reporting results of operations. While we have taken steps to ensure the security of our information and operational technology systems, including those of our customers, vendors, suppliers and other third-party service providers on whom we rely, our systems, as well the systems utilized by our customers, vendors, suppliers and other third-party service providers, have, in the past, been and may, in the future, be vulnerable to cyber threats such as malware, security breaches, phishing attacks, unauthorized activity, system failures, defects, unintentional or malicious actions of associates, contractors, and bad actors (e.g., cyber criminal groups, nation state actors and hacktivist organizations).
We have experienced and may continue to experience an increase in the number of such cyber threats. In addition, while we maintain cyber-security insurance, costs related to a cyber-attack may exceed the amount of insurance coverage or be excluded under the terms of our cyber-security insurance policy. As cyber-attacks increase in frequency and magnitude, we may be unable to obtain cyber-security insurance in amounts and on terms we view as appropriate for our operations.
If our information or operational technology systems are damaged or cease to function properly for an extended period of time, whether as a result of a significant cyber-incident or any other adverse event, our ability to operate or communicate internally as well as with our retail customers, vendors, suppliers and other parties critical to our business, could be significantly impaired, which may adversely impact our business.
Additionally, in the normal course of our business, we collect, store and transmit proprietary and confidential information regarding our customers, consumers, associates, suppliers and others, including personally identifiable information. We are required to comply with increasingly complex and changing data privacy and security laws and regulations, that apply to the collection, storage, use, transmission and protection of personal information and other consumer and employee data, including particularly the transfer of personal data between or among countries. High-profile security breaches of the information systems of a number of U.S. companies and/or government agencies may result in increased regulations and new security laws.
An operational failure or breach of security from increasingly sophisticated cyber-threats could lead to loss, misuse or unauthorized disclosure of this information about our associates or consumers, which may result in regulatory or other legal proceedings, and have a material adverse effect on our business and reputation. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks. Any such attacks or precautionary measures taken to prevent anticipated attacks may result in increasing costs, including costs for additional technologies, training and third-party consultants. The losses incurred from a cybersecurity-related event as well as the precautionary measures required to address this evolving risk may adversely impact our financial condition, results of operations, cash flows and reputation.
Our insurance coverage may not be sufficient to avoid or effectively mitigate the material impact on our financial position or results of operations resulting from claims or liabilities against us, and we may not be able to obtain appropriate insurance coverage in the future.
We maintain insurance coverage to manage our exposure to future claims and liabilities that may adversely impact our financial position or results of operations. The extent of our insurance program is under continuous review and coverages are modified as we deem necessary to mitigate current or emerging risks. Despite our program, it is possible that claims or liabilities against us may have a material adverse impact on our financial position or results of operations. In addition, we may not be able to obtain sufficient insurance coverage, when our existing insurance policies expire.
We maintain an insurance program that includes coverage to de-risk against claims associated with property damage, management liability, cargo liability, cyber threats, workers compensation and general liability losses. While we expect to be able to continue our insurance coverages, there can be no assurance that we will be able to procure insurance coverage, or that such policy limits will be adequate to cover any liability we may incur, or that our insurance premiums will continue to be available at a cost similar to our cost today. The volatility of the insurance and reinsurance markets are also subject to macroeconomic conditions and events that are outside of our control.

Additionally, it is possible one or more of our insurers could specifically exclude from our policy certain chemicals used in our products. Consequently, we may have to cease use of those chemicals and/or be forced to substitute less effective or more expensive alternatives to continue manufacturing and/or distributing such goods. A substantial increase in liability exposure or the loss of customers or product offerings could each have a material adverse effect on our results of operations and financial condition.
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
•changes in foreign labor laws and regulations affecting our ability to hire and retain associates;
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
For additional information regarding the Third Restated Agreement including certain of our rights and remedies under the Third Restated Agreement, see “NOTE 6. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Form 10-K.

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
Our success largely depends on the performance of our management team and other key personnel. Our future operations could be harmed if we are unable to attract and retain talented, highly qualified senior executives and other key personnel. In fiscal 2023 and fiscal 2024, we experienced management transitions involving our Chief Financial Officer, Chief Operating Officer, Chief Human Resources Officer and General Counsel. In addition, our current Chief Financial Officer will be departing the Company effective December 31, 2024. For additional information regarding this departure, see “ITEM 9B. OTHER INFORMATION” of this Form 10-K.
If we are unable to effectively provide for the succession of senior management, including our chief executive officer, our business, prospects, results of operations, financial condition and cash flows may be materially adversely affected.
Our workforce reductions may cause undesirable consequences and adversely affect our business and results of operations.
During fiscal 2024, fiscal 2023 and fiscal 2022, we undertook strategic reductions in our workforce as part of an on-going series of organizational changes and initiatives intended to create operational and management-level efficiencies. This workforce reduction may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our associates who were not affected by the reduction in workforce to seek alternate employment. Associates whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors.
We cannot provide assurance that we will not undertake additional workforce reductions or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future workforce reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities and to execute our business plans. Additionally, reductions in workforce may make it more difficult to recruit and retain associates if they perceive uncertainty in employment. If we need to increase the size of our workforce in the future, we may encounter a competitive hiring market due to labor shortages, increased employee turnover, changes in the availability of workers and increased wage costs.
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

From time to time, we are also involved in legal proceedings involving contract, intellectual property and other matters including, for example, the securities litigation and shareholder derivative suits discussed in “ITEM 3. LEGAL PROCEEDINGS” of this Form 10-K. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations and, depending on the nature of the allegations, could negatively impact our reputation or the reputation of products we market on behalf of third parties. Additionally, defending against these legal proceedings may involve significant expense and diversion of management’s attention and resources.
Risks Related to Our M&A, Lending and Financing Activities
Our indebtedness could limit our flexibility and adversely affect our financial condition.
As of September 30, 2024, we had $2,242.8 million of debt and $1,167.0 million in available borrowings under our credit facility. Our inability to meet restrictive financial and non-financial covenants associated with that debt, or to generate sufficient cash flow to repay maturing debt, could adversely affect our financial condition. For example, our debt level could:
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
Our ability to make payments on or to refinance our indebtedness, fund planned capital expenditures and acquisitions, pay dividends and repurchase our Common Shares will depend on our ability to generate cash in the future which, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
Our credit facility and the indentures governing our 5.250% Senior Notes due 2026 (the “5.250% Senior Notes”), our 4.500% Senior Notes due 2029 (the “4.500% Senior Notes”), our 4.000% Senior Notes due 2031 (the “4.000% Senior Notes”) and our 4.375% Senior Notes due 2032 (the “4.375% Senior Notes” and, collectively with the 5.250% Senior Notes, the 4.500% Senior Notes and the 4.000% Senior Notes, the “Senior Notes”) contain restrictive covenants and cross-default provisions. For example, under our credit facility the maximum permitted leverage ratio is (i) 6.00 for the fourth quarter of fiscal 2024, (ii) 5.50 for the first quarter of fiscal 2025, (iii) 5.25 for the second quarter of fiscal 2025, (iv) 5.00 for the third quarter of fiscal 2025, (v) 4.75 for the fourth quarter of fiscal 2025 and (vi) 4.50 for the first quarter of fiscal 2026 and thereafter. Our leverage ratio was 4.86 at September 30, 2024. In addition, our credit facility contains a fixed charge coverage ratio covenant which sets the minimum permitted fixed charge coverage ratio at 1.00. Our fixed charge coverage ratio was 1.27 for the twelve months ended September 30, 2024. The Senior Notes contain an interest coverage ratio covenant which sets the minimum permitted interest coverage ratio at 2.00. Our interest coverage ratio was 3.57 for the twelve months ended September 30, 2024. A breach of any of these financial ratio covenants or other covenants could result in a default and/or a cross default under the credit facility and Senior Notes, as applicable. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and could cease making further loans and institute foreclosure proceedings against our assets. We cannot provide any assurance that the holders of such indebtedness would waive a default or that we would have the resources to pay the accelerated indebtedness in full.
Subject to compliance with certain covenants under our credit facility and the indentures governing the Senior Notes, we may incur additional debt in the future. If we incur additional debt, the risks described above could intensify.

Significant or prolonged periods of higher interest rates may have an adverse effect on our results of operations, financial condition and cash flows.
Interest rates have a direct impact on our business due to the amount of variable rate debt the Company utilizes in its operations. Prolonged periods of higher interest rates may have a negative impact on the Company’s results of operations, financial condition and cash flows. All of our debt under the sixth amended and restated credit agreement (the “Sixth A&R Credit Agreement”) bears interest at variable rates primarily derived from, as defined therein, the (i) the Alternate Base Rate, (ii) the Adjusted Term SOFR Rate or (iii) the Swingline Rate. In a rising interest rate environment, debt financing will become more expensive and may have higher transactional and servicing costs. For example, the weighted average interest rates on average borrowings under the Sixth A&R Credit Agreement, excluding the impact of interest rate swaps, were 9.1%, 7.6% and 2.8% for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Although the Company has taken steps to reduce our exposure to variable rate debt instruments, if interest rates remain relatively high or increase in the future, we could see increases in our borrowing costs which could have a material adverse effect on our results of operations, financial condition and cash flows.
Global economic and capital market conditions may limit our access to capital and/or increase the costs of such capital.
In the future, we may need new or additional financing to provide liquidity to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in general economic conditions and/or U.S. or global capital markets could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and we may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our credit facility depends on the ability of the lenders that are parties to that facility to meet their funding commitments. Moreover, the obligations of the lenders under our credit facility are several and not joint and, as a result, a funding default by one lender does not need to be made up by the others. Longer term volatility in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions or reduced alternatives could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.
Acquisitions, other strategic alliances and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
Acquisitions, strategic alliances and investments are an important element of our long-term corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or product has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:
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
•Cultural challenges associated with integrating associates from the acquired company into our organization, and retention of associates from the businesses we acquire.

•Strategic investments in which we have a minority ownership stake and that we do not control may from time to time have economic, business, or legal interests or goals that are inconsistent with our goals. As a result, business decisions or other actions or omissions of controlling owners, management, or other persons or entities who control companies in which we invest may adversely affect the value of our investment, result in litigation or regulatory action against us, or otherwise damage our reputation.
•Liability for or reputational harm from activities of the acquired company before the acquisition or from our strategic partners, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities.
•Litigation or other claims in connection with the acquired company, including claims from terminated associates, customers, former shareholders or other third parties.
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
In August 2023, S&P Global Ratings lowered our issuer credit rating to B+ from BB- and lowered its rating on our Senior Notes to B- from B. Also in August 2023, Moody’s Investors Service lowered (i) our Corporate Family Rating to B1 from Ba3, (ii) our Probability of Default Rating to B1-PD from Ba3-PD and (iii) its rating on the Senior Notes to B2 from B1.
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
As part of our strategic initiatives, we have provided financing to certain strategic partners. Our exposure to credit losses on these financing balances and strategic investments will depend on the financial condition of these counterparties as well as legal, regulatory and macroeconomic factors beyond our control, such as deteriorating conditions in the world economy or in the industries served by the borrowers and federal legalization of the U.S. cannabis market. While we monitor our exposure, there can be no guarantee we will be able to successfully mitigate all of these risks. For example, during fiscal 2024 and fiscal 2023, the Company recorded non-cash, pre-tax other-than-temporary impairment charges related to its convertible debt investments of $64.6 million and $101.3 million, respectively. These or other credit losses, if significant, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We sponsor a number of defined benefit pension plans associated with our U.S. and former international businesses, as well as a postretirement medical plan in the United States for certain retired associates and their dependents. The performance of the financial markets and changes in interest rates impact the funded status of these plans and may cause volatility in our postretirement-related costs and future funding requirements. If the financial markets do not provide the expected long-term returns on invested assets, we could be required to make significant pension contributions. Additionally, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements.
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
Laws and regulations relating to environmental matters affect us in several ways. All pesticide products sold in the United States must comply with FIFRA and most must be registered with the U.S. EPA and similar state agencies. Our inability to obtain or maintain such registrations, or the cancellation of any such registration of our products, could have an adverse effect on our business, the severity of which would depend on a variety of factors, including the product(s) involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute active ingredients, but there can be no assurance that we will be able to avoid these risks. For example, there are indications that federal agencies in the U.S. may take more restrictive positions on pesticides. In addition, several provinces in Canada have adopted regulations that substantially restrict our ability to market and sell certain consumer pesticide products.
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
In addition, the use of certain fertilizer and pesticide products (including pesticide products that contain glyphosate) is regulated by various environmental and public health agencies. These regulations may, among other things, limit or ban the use of certain ingredients contained in such products or require (i) that only certified or professional users apply the product, (ii) that certain products be used only on certain types of locations, (iii) users to post notices on properties to which products have been or will be applied, and/or (iv) notification to individuals in the vicinity that products will be applied in the future. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, we cannot provide assurance that our products, particularly pesticide products, will not cause or be alleged to cause injury to the environment or to people under all circumstances, particularly when used improperly or contrary to instructions. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could materially adversely affect future quarterly or annual operating results.

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
In addition to the laws and regulations already described, various governmental agencies regulate the disposal, transport, handling and storage of waste, the remediation of contaminated sites, air and water discharges from our facilities, and workplace health and safety. Under certain environmental laws and regulations, we may be liable for the costs of investigation and remediation of the presence of certain regulated materials or damage to natural resources, at various properties, including current and former properties we have owned or operated, as well as offsite waste handling or disposal sites that we have used. Liability may be imposed upon us without regard to whether we knew of or caused the presence of such materials and, under certain circumstances, on a joint and several basis. There can be no assurances that the presence of such regulated materials at any such locations, or locations that we may acquire in the future, will not result in liability to us under such laws or regulations or expose us to third-party actions such as tort suits based on alleged conduct or environmental conditions.
In 2021, the Biden Administration announced a multi-agency plan to address PFAS contamination. Various federal agencies, including the U.S. EPA, have and are expected to continue to take actions to prevent the release of PFAS into the air, drinking systems, and food supply and to expand cleanup efforts to remediate the impacts of PFAS pollution. As part of this announcement, the U.S. EPA released its PFAS Strategic Roadmap: EPA’s Commitments to Action 2021-2024, which identifies timelines by which the U.S. EPA plans to take specific actions during the Biden Administration. For example, in August 2022, the U.S. EPA proposed to designate PFAS chemicals, PFOA and PFOS, as hazardous substances under CERCLA, which could have wide-ranging impact on companies across various industries. Until further detail is provided, including whether the rule is enacted as proposed, we cannot predict the outcome or the severity of the impact of these proposed actions. Further, many states have taken action to address PFAS concerns with actions ranging from appropriation legislation to fund scientific research, bans on certain categories of consumer products containing PFAS and/or broad prohibitions on PFAS across all products. Complicating this patchwork of state regulation is that jurisdictions may differ as to what they consider PFAS. It is possible, therefore, that some of these actions will have an impact – direct or indirect – on our business.
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
The adequacy of our current non-FIFRA compliance-related environmental accruals and future provisions depends upon our operating in substantial compliance with applicable environmental and public health laws and regulations, as well as the assumptions that we have both identified the significant sites that must be remediated and that there are no significant conditions of potential contamination that are unknown to us. A significant change in the facts and circumstances underlying these assumptions or in current enforcement policies or requirements, or a finding that we are not in substantial compliance with applicable environmental and public health laws and regulations, could have a material adverse effect on future environmental capital expenditures and other environmental expenses, as well as our financial condition, results of operations and cash flows.
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
Our payment of quarterly cash dividends on and repurchase of our Common Shares pursuant to a stock repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, credit facility provisions and other factors. Prior to fiscal 2022, we generally increased the cash dividends on our Common Shares as well as engaged in share repurchase activity. Since fiscal 2022, we have not changed the dividend amount nor have we engaged in share repurchase activity outside of our compensation programs. As of September 30, 2024, we do not have a board authorized share repurchase program.
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
Hagedorn Partnership, L.P. beneficially owns approximately 24% of our Common Shares and can significantly influence decisions that require the approval of shareholders.
Hagedorn Partnership, L.P. beneficially owned approximately 24% of our outstanding Common Shares as of November 18, 2024. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including entering into certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our Board of Directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of our Common Shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P.’s interests could differ from, or conflict with, the interests of other shareholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
Cybersecurity risk was identified as a significant enterprise risk based on the results of our most recent enterprise risk assessment. As a significant enterprise risk, management has worked to identify the underlying drivers of cybersecurity risk, identify the activities in place to manage it, and assess its residual risk level. We have developed and implemented comprehensive strategies and processes to assess, identify, manage and mitigate cybersecurity risks, aligning with the National Institute of Standards and Technology Cybersecurity Framework (“NIST-CSF”). These processes include:
•implementing security event monitoring, incident response processes, access management controls, vulnerability identification and remediation, third-party risk monitoring, and user awareness and training;
•providing regular security training and awareness content for all associates, with mandatory training for new hires;
•maintaining cybersecurity risk insurance to mitigate potential breach-related costs;
•engaging consultants to perform periodic external assessments using industry-recognized frameworks like NIST-CSF; and
•monitoring program maturity through periodic reviews against the Capability Maturity Model Integration framework.
Mitigating Risks Posed by Third Parties
Risk Assessments
We identify and categorize existing third-party service providers based on criticality to our operations and prioritize those that pose the highest risks. We leverage a third-party risk management solution to facilitate our risk assessment process for new third parties which includes interviews and questionnaires with internal business contacts and contacts from the third party to perform an inherent risk assessment. We determine applicable security controls based on the inherent risk level to drive the residual risk score to an acceptable level where possible. The goal of the assessment process is to evaluate the risks associated with each third party, including operational, financial, legal, and reputational risks.
Ongoing Monitoring
Based on the residual risk score of a third party, we conduct assessments on a periodic basis to help ensure that we maintain current, up-to-date information on our vendors. We leverage an external third-party monitoring service to conduct continuous monitoring of our critical vendors to provide additional visibility and response efforts and work directly with vendors to remediate identified vulnerabilities. Finally, we review contracts that outline risk management responsibilities, compliance requirements, data protection, and incident management protocols.
Incident Management
We have developed an incident response plan that includes a process for addressing issues arising from third-party relationships which includes communication channels for reporting and managing incidents involving third parties.
Documentation and Reporting
We maintain detailed records of our third-party assessments and any evidence or documentation that is provided during the assessment process. We regularly review and report on third-party risk management activities and any significant issues to senior management and/or our Audit Committee or Board of Directors.
External Resources; Associate Training and Awareness
We have developed a comprehensive information security protocol that relies on support from third-party experts and an internal training and awareness program aligned with industry standards and best practices.
Given the complex and evolving nature of cybersecurity threats, we engage third-party advisors and consultants to assist us in developing and maintaining effective cybersecurity risk management processes. Partnering with these third parties allows us to leverage specialized knowledge and insights, better ensuring our cybersecurity strategies and processes are well-designed and effective. For example, we work with third parties to regularly conduct simulated attack exercises to identify additional needs for training and overall program refinement.
Internally, our training and awareness program creates multi-layered defenses by empowering associates with knowledge and tools to recognize and respond to security risks. Through role-specific and comprehensive training, we seek to maintain a workforce that actively contributes to our cybersecurity goals. Key components of our training program include:

•Onboarding Training — All new associates participate in an initial cybersecurity training module at onboarding. This training covers the Company’s security policies, data protection standards and foundational security practices helping to ensure that new hires are equipped to meet the Company’s expectations pertaining to its security protocols.
•Articles — We publish articles on our intranet site for all associates to easily access. These articles highlight emerging threats, industry trends, and actionable tips to help associates enhance their personal and professional security posture. We target critical topics such as ransomware, social engineering, data management, and the latest threats and best practices.
•Phishing Simulations — Our phishing awareness program includes continuous phishing simulations conducted on a routine basis. This program helps associates develop the skills to effectively identify and mitigate phishing attempts. Associates who fail a threshold number of simulations during a calendar year are required to undergo additional training.
•Cybersecurity Awareness Month Activities — We have implemented interactive, virtual and on-site awareness activities during Cybersecurity Awareness Month in October. These activities include phishing simulations, articles, lunch and learns, and gamification to serve as refreshers on critical security concepts and reinforce our commitment to maintaining a security-conscious culture.
Governance
Our Board of Directors has overall oversight responsibility for our risk management and has delegated oversight of cybersecurity risks to our Audit Committee, including overseeing the actions management has taken to identify, monitor, and control such exposure. Our Audit Committee reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks on a quarterly basis. As part of our continued investment in developing our overall enterprise risk management program, our Audit Committee receives reports and presentations from management which address a range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, and technological trends. Our Audit Committee reports to our Board of Directors at least annually on cybersecurity matters.
At the management level, our Chief Information Security Officer (“CISO”) leads the team responsible for implementing, monitoring, and maintaining information security, including data protection practices across our business. Our CISO receives reports on cybersecurity threats from both our internal personnel and external partners on a regular basis. Our Chief Operating Officer and Chief Administrative Officer receive regular reports from our CISO on the cyber program and measures implemented by the Company to identify and mitigate cybersecurity risks. Our CISO works closely with our Company’s legal team to ensure compliance with legal and regulatory cybersecurity requirements. Our CISO has over a decade of cybersecurity and risk management experience and holds CISA, CISM, and CISSP certifications as well as a bachelor’s degree in Business Information Systems.
Cybersecurity Threats and Incidents
To date, risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition. During fiscal 2024, fiscal 2023 and fiscal 2022, the Company did not experience any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company or its business strategy, results of operations and/or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents or provide assurances that we have not experienced undetected cybersecurity incidents. For additional details regarding the risks the Company faces from cybersecurity threats, see “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Our operations, financial condition or reputation may be impaired if our information or operational technology systems fail to perform adequately or if we are the subject of a data breach or cyber-attack” in this Form 10-K.

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
The following is a summary of owned and leased primary operating properties by country as of September 30, 2024:

Location	Owned	Leased
United States	35[2]	55[3,4]
Canada	10	13
Mexico	—	1
China	—	6
The Netherlands	—	3
Total	45	78
We own or lease 45 manufacturing properties, 16 distribution properties and 4 research and development properties in the United States. We own or lease 15 manufacturing properties, 1 distribution property and 1 research and development property in Canada, 2 manufacturing properties in the Netherlands and 1 research and development property in China. Most of the manufacturing properties, which include growing media properties and peat harvesting properties, have production lines, warehouses, offices and field processing areas.

2 Includes one manufacturing location that is not operational.
3 Includes one manufacturing location under development with operations scheduled to begin in fiscal 2025.
4 Includes ten distribution centers that are not operational. Disposition and sublease efforts are underway or in place.

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
On June 6, 2024, a purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03132) on behalf of a proposed class of purchasers of Common Shares between November 3, 2021, and August 1, 2023. On July 26, 2024, another purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03766) on behalf of a proposed class of purchasers of Common Shares between June 2, 2021, and August 1, 2023. These lawsuits, which will likely be consolidated with any subsequently filed lawsuits alleging similar facts, assert claims under Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act against the Company and certain of its current and former officers based on alleged misstatements about the Company’s inventories, sales and business prospects. The actions seek, among other things, unspecified monetary damages, reasonable costs and expenses and equitable/injunctive or other relief as deemed appropriate by the Court. The Company believes that the claims asserted are without merit and intends to vigorously defend the actions.
On July 3, 2024, a purported shareholder filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03636), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On July 30, 2024, a second purported shareholder filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Ohio (Case No.1:24-cv-00402), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On August 23, 2024, a third purported shareholder filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03880), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On September 9, 2024, a fourth purported shareholder filed a shareholder derivative lawsuit in the Union County (Ohio) Court of Common Pleas (Case No. 24CV0193), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On September 26, 2024, a fifth purported shareholder filed a shareholder derivative lawsuit in the Union County (Ohio) Court of Common Pleas (Case No. 24CV0203), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On November 19, 2024, a sixth purported shareholder filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-04180), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On November 22, 2024, a seventh purported shareholder filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-04190), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. The federal lawsuits will likely be consolidated with one another, along with any subsequently filed federal lawsuits alleging similar facts, and the state court lawsuits will likely be consolidated with one another, along with any subsequently filed state lawsuits alleging similar facts. All of the lawsuits include allegations that generally mirror those asserted in the securities lawsuits described above and assert claims for breaches of fiduciary duties and unjust enrichment, as well as abuse of control, gross mismanagement, and waste of corporate assets. The federal lawsuits also assert claims under Section 10(b), Rule 10b-5, Section 14(a), Rule 14a-9, and Section 20(a) of the Securities Exchange Act, and contribution under Sections 10(b) and 21D of the Securities Exchange Act. The actions seek a judgment in favor of the Company for damages in an unspecified amount, disgorgement, interest, and costs and expenses, including attorneys’ and experts’ fees.
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

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Scotts Miracle-Gro, their positions and, as of November 20, 2024, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	69	Chairman & Chief Executive Officer	37
Nathan E. Baxter	52	President & Chief Operating Officer	1
Matthew E. Garth	50	Executive Vice President, Chief Financial Officer & Chief Administrative Officer	2
Christopher J. Hagedorn	40	Executive Vice President & Chief of Staff	13
Dimiter Todorov	52	Executive Vice President, Chief Legal Officer & Corporate Secretary	16
Executive officers serve at the discretion of the Board of Directors of Scotts Miracle-Gro and pursuant to executive severance agreements or other arrangements. The business experience of each of the individuals listed above during at least the past five years is as follows:
Mr. Hagedorn was named Chairman of the Board of Scotts Miracle-Gro’s predecessor in January 2003 and Chief Executive Officer of Scotts Miracle-Gro’s predecessor in May 2001. Prior to these appointments, Mr. Hagedorn held several senior leadership positions at the Company including President from October 2023 until November 2024. Mr. Hagedorn serves on Scotts Miracle-Gro’s Board of Directors, a position he has held with Scotts Miracle-Gro (or its predecessor) since 1995. Mr. Hagedorn is the brother of Katherine Hagedorn Littlefield, a director of Scotts Miracle-Gro, and is the father of Christopher J. Hagedorn, an executive officer of the Company.
Mr. Baxter was named Executive Vice President & Chief Operating Officer of Scotts Miracle-Gro in August 2023 and President in November 2024. Prior to August 2023, Mr. Baxter served as Executive Vice President, Technology & Operations, a position he held since April 2023. Previously, Mr. Baxter served as President of Tokyo Electron U.S. Holdings, a semiconductor manufacturing equipment company. Mr. Baxter is a general partner of the Hagedorn Partnership, L.P., the largest shareholder of the Company.
Mr. Garth was named Executive Vice President, Chief Financial Officer & Chief Administrative Officer of Scotts Miracle-Gro in October 2023. Prior to this appointment, Mr. Garth served as Executive Vice President & Chief Financial Officer, a position he held since December 2022. Previously, Mr. Garth served as Senior Vice President, Finance and Treasury, and Chief Financial Officer for Mineral Technologies Inc., a specialty mineral company. Mr. Garth will be departing the Company effective December 31, 2024. For additional information regarding this departure, see “ITEM 9B. OTHER INFORMATION” of this Form 10-K.
Mr. C. Hagedorn was named Executive Vice President & Chief of Staff of Scotts Miracle-Gro in November 2024. Prior to this appointment, Mr. C. Hagedorn served as Division President of Scotts Miracle-Gro from January 2021 through November 2024. Previously, Mr. C. Hagedorn served as Senior Vice President & General Manager, Hawthorne, a position he held since January 2017. Mr. C. Hagedorn is the son of Mr. Hagedorn, the Chief Executive Officer, President & Chairman of the Board of Scotts Miracle-Gro.
Mr. Todorov was named Executive Vice President, Chief Legal Officer & Corporate Secretary in November 2024. Prior to this appointment, Mr. Todorov served as Executive Vice President, General Counsel, Corporate Secretary & Chief Ethics and Compliance Officer of Scotts Miracle-Gro, a position he held since October 2024, and Executive Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer, a position he held since December 2022. Previously, Mr. Todorov served as Vice President, Legal, a position he held since June 2015.

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
Amendment No. 2 to the Sixth A&R Credit Agreement (“Amendment No. 2”) limits the Company’s ability to declare or pay any discretionary dividends, distributions or other restricted payments to only the payment of (i) regularly scheduled cash dividends to holders of its Common Shares in an aggregate amount not to exceed $225.0 million per fiscal year and (ii) other dividends, distributions or restricted payments in an aggregate amount not to exceed $25.0 million.
On September 4, 2024, September 13, 2023 and December 14, 2022, Scotts Miracle-Gro issued 286,204, 373,831 and 388,878 Common Shares, respectively, having a contractual value of $20.0 million each, to a vendor who is an accredited investor as consideration for advertising services. The issuances of the Common Shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2). Scotts Miracle-Gro issued the Common Shares in privately negotiated transactions, and such restricted shares were acquired for the recipient’s account for investment purposes.
As of November 18, 2024, there were approximately 226,000 shareholders, including holders of record and our estimate of beneficial holders.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2024:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs(3)
June 30, 2024 through July 27, 2024	1,295	$70.29	—	N/A
July 28, 2024 through August 24, 2024	—	$—	—	N/A
August 25, 2024 through September 30, 2024	2,350	$77.46	—	N/A
Total	3,645	$74.91	—
(1)All of the Common Shares purchased during the fourth quarter of fiscal 2024 were purchased in open market transactions. The Common Shares purchased during the quarter consisted of 3,645 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan.
(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.
(3)On February 6, 2020, the Company announced a repurchase program allowing for repurchases of up to $750.0 million of Common Shares from April 30, 2020 through March 25, 2023. The program expired on March 25, 2023 and, as of September 30, 2024, the Company does not have an active repurchase program.

Comparison of Cumulative Five-Year Total Return*
The following graph compares the yearly change in the cumulative total stockholder return on our Common Shares for the past five fiscal years with the cumulative total return of the Russell 2000 Index and the S&P 500 Household Products Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

The Scotts Miracle-Gro Company
Russell 2000
S&P Household Products
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2019
2020
2021
2022
2023
2024

*$100 invested on 9/30/19 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

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
Through our U.S. Consumer and Other segments, we are the leading manufacturer and marketer of branded consumer lawn and garden products in North America. Our products are marketed under some of the most recognized brand names in the industry. Our key consumer lawn and garden brands include Scotts® Turf Builder® lawn fertilizer and Scotts® grass seed products; Miracle-Gro® soil, plant food and gardening products; Ortho® herbicide and pesticide products; and Tomcat® rodent control and animal repellent products. We are the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products within the United States and certain other specified countries. In addition, we have an equity interest in Bonnie Plants, LLC, a joint venture with AFC, focused on planting, growing, developing, distributing, marketing and selling live plants.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Due to the seasonal nature of the consumer lawn and garden business, significant portions of our U.S. Consumer and Other segment net sales ship to our retail customers during our second and third fiscal quarters, as noted in the following table. Our annual net sales are further concentrated in the second and third fiscal quarters by retailers who rely on our ability to deliver products closer to when consumers buy our products. Our Hawthorne segment is also impacted by seasonal sales patterns for certain product categories due to the timing of growing patterns in North America during our second and third fiscal quarters, and the timing of certain controlled agricultural lighting project sales during our third and fourth fiscal quarters.

	Percent of Net Sales from Continuing Operations by Quarter
	2024	2023	2022
First Quarter	11.6%	14.8%	14.4%
Second Quarter	42.9%	43.2%	42.8%
Third Quarter	33.8%	31.5%	30.2%
Fourth Quarter	11.7%	10.5%	12.6%
Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (point-of-sale data), market share, category growth, net sales (including unit volume, mix, pricing and foreign exchange movements), gross margins, advertising to net sales ratios, income (loss) from operations, net income (loss), earnings per share, earnings before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratio, fixed charge coverage ratio and interest coverage ratio. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.
Recent Events
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we reduced the size of our supply chain network, reduced staffing levels and implemented other cost-reduction initiatives. We also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce our on hand inventory to align with the reduced network capacity. These efforts have delivered run-rate annualized savings of more than $300.0, which has increased our gross margin rate and lowered SG&A. During fiscal 2024, we incurred costs of $83.5 in the “Cost of sales—impairment, restructuring and other” line and $6.0 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets, intangible assets, property, plant and equipment and software. Costs incurred from the inception of this restructuring initiative through September 30, 2024 were $383.5. Future costs associated with this restructuring initiative are not expected to be material.
During fiscal 2024, our Hawthorne segment continued to experience adverse financial results primarily due to decreased sales volume. The decrease in sales volume is attributable to an oversupply of cannabis, which has led to a prolonged period of lower cannabis wholesale prices and reduced indoor and outdoor cannabis cultivation. The oversupply has been driven by increased licensing activity across the U.S. and significant capital investment in the cannabis production marketplace over the past several years, as well as inconsistent enforcement of regulations. We expect that the oversupply of cannabis will continue to adversely impact our Hawthorne segment. If the oversupply of cannabis persists longer, or is more significant than we expect, our results of operations could be materially and adversely impacted for a longer period and to a greater extent than we currently anticipate.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
During fiscal 2024, we continued to experience the impacts of cost inflation and uncertain macroeconomic and geopolitical conditions (including the ongoing conflicts in Ukraine and the Middle East), resulting in persistently high manufacturing costs, elevated interest rates and volatile commodity costs. Higher costs over the past several years required us to implement significant price increases across our business in fiscal 2022 and fiscal 2023, and we implemented targeted price reductions on certain products during fiscal 2024. We expect inflationary headwinds, volatile commodity costs and elevated interest rates to continue. The impact that these trends will continue to have on our operational and financial performance will depend on future developments, including inflationary, macroeconomic and geopolitical conditions, and their potential impact on consumer behavior, which are difficult to predict.
During fiscal 2024, we recorded a non-cash, pre-tax other-than-temporary impairment charge of $64.6 related to our convertible debt investments in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Refer to “NOTE 16. FAIR VALUE MEASUREMENTS” of the Notes to the Consolidated Financial Statements included in this Form 10-K for more information regarding convertible debt investments. In addition, we recorded pre-tax impairment charges of $61.9 associated with our investment in Bonnie Plants, LLC in the “Equity in loss of unconsolidated affiliates” line in the Consolidated Statements of Operations during fiscal 2024. Refer to “NOTE 8. INVESTMENT IN UNCONSOLIDATED AFFILIATES” of the Notes to the Consolidated Financial Statements included in this Form 10-K for more information regarding our investment in Bonnie Plants, LLC.
Results of Operations
The following table sets forth the components of earnings as a percentage of net sales:

	Year Ended September 30,
	2024	% of Net Sales	2023	% of Net Sales	2022	% of Net Sales
Net sales	$3,552.7	100.0%	$3,551.3	100.0%	$3,924.1	100.0%
Cost of sales	2,618.7	73.7	2,708.3	76.3	2,891.1	73.7
Cost of sales—impairment, restructuring and other	83.5	2.4	185.7	5.2	160.1	4.1
Gross margin	850.5	23.9	657.3	18.5	872.9	22.2
Operating expenses:
Selling, general and administrative	559.0	15.7	551.3	15.5	613.0	15.6
Impairment, restructuring and other	62.8	1.8	280.5	7.9	693.1	17.7
Other (income) expense, net	19.9	0.6	(0.1)	—	0.8	—
Income (loss) from operations	208.8	5.9	(174.4)	(4.9)	(434.0)	(11.1)
Equity in loss of unconsolidated affiliates	68.1	1.9	101.1	2.8	12.9	0.3
Interest expense	158.8	4.5	178.1	5.0	118.1	3.0
Other non-operating (income) expense, net	5.5	0.2	(0.3)	—	(6.9)	(0.2)
Loss before income taxes	(23.6)	(0.7)	(453.3)	(12.8)	(558.1)	(14.2)
Income tax expense (benefit)	11.3	0.3	(73.2)	(2.1)	(120.6)	(3.1)
Net loss	$(34.9)	(1.0)%	$(380.1)	(10.7)%	$(437.5)	(11.1)%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for fiscal 2024 were $3,552.7 as compared to net sales of $3,551.3 for fiscal 2023. Net sales for fiscal 2023 decreased 9.5% from net sales of $3,924.1 for fiscal 2022. Factors contributing to the change in net sales are outlined in the following table:

	Year Ended September 30,
	2024	2023
Volume and mix	1.1%	(14.3)%
Foreign exchange rates	—	(0.4)
Pricing	(1.1)	5.0
Acquisitions	—	0.2
Change in net sales	—%	(9.5)%

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Net sales for fiscal 2024 as compared to fiscal 2023 were primarily driven by the offsetting changes below:
•increased sales volume, comprised of the net impact of higher volume in our U.S. Consumer segment driven by mulch, soils and controls products, partially offset by lower volume in our Hawthorne segment driven by the discontinuation of sales of other companies’ products; and
•increased net sales associated with the Roundup® marketing agreement;
•offset by decreased pricing in our U.S. Consumer, Hawthorne and Other segments.
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
Cost of Sales
The following table shows the major components of cost of sales:

	Year Ended September 30,
	2024	2023	2022
Materials	$1,401.7	$1,524.1	$1,616.7
Manufacturing labor and overhead	610.8	545.4	546.4
Distribution and warehousing	515.0	556.3	660.1
Costs associated with Roundup® marketing agreement	91.2	82.5	67.9
Cost of sales	2,618.7	2,708.3	2,891.1
Cost of sales—impairment, restructuring and other	83.5	185.7	160.1
	$2,702.2	$2,894.0	$3,051.2

Factors contributing to the change in cost of sales are outlined in the following table:

	Year Ended September 30,
	2024	2023
Volume, mix and other	$(71.4)	$(299.7)
Material cost changes	(26.6)	112.7
Foreign exchange rates	(0.3)	(10.4)
Costs associated with Roundup® marketing agreement	8.7	14.6
	(89.6)	(182.8)
Impairment, restructuring and other	(102.2)	25.6
Change in cost of sales	$(191.8)	$(157.2)
The decrease in cost of sales for fiscal 2024 as compared to fiscal 2023 was primarily driven by:
•lower warehousing and transportation costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments;
•lower material costs in our U.S. Consumer segment;
•lower sales volume in our Hawthorne segment; and
•a decrease in impairment, restructuring and other charges;
•partially offset by higher sales volume in our U.S. Consumer segment;
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
Gross Margin
As a percentage of net sales, our gross margin rate was 23.9%, 18.5% and 22.2% for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Factors contributing to the change in gross margin rate are outlined in the following table:

	Year Ended September 30,
	2024	2023
Volume, mix and other	2.4%	(4.0)%
Material costs	0.7	(3.3)
Roundup® commissions and reimbursements	0.3	(0.3)
Pricing	(0.8)	5.0
	2.6	(2.6)
Impairment, restructuring and other	2.8	(1.1)
Change in gross margin rate	5.4%	(3.7)%
The increase in gross margin rate for fiscal 2024 as compared to fiscal 2023 was primarily driven by:
•lower warehousing and transportation costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments;
•favorable mix driven by lower sales in our Hawthorne segment relative to our U.S. Consumer segment;
•lower material costs in our U.S. Consumer segment; and
•a decrease in impairment, restructuring and other charges;
•partially offset by decreased pricing in our U.S. Consumer, Hawthorne and Other segments; and
•inventory write-down charges included within “volume, mix and other” associated with our U.S. Consumer segment.
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
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Year Ended September 30,
	2024	2023	2022
Advertising	$141.0	$123.7	$120.3
Advertising as a percentage of net sales	4.0%	3.5%	3.1%
Share-based compensation	57.2	49.7	34.3
Research and development	34.6	35.7	45.3
Amortization of intangibles	13.9	22.6	31.0
Other selling, general and administrative	312.3	319.6	382.1
	$559.0	$551.3	$613.0
SG&A increased $7.7, or 1.4%, during fiscal 2024 compared to fiscal 2023. Advertising expense increased $17.3, or 14.0%, in fiscal 2024 driven by increased media spending in our U.S. Consumer segment. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares, increased $7.5, or 15.1%, due to a cumulative adjustment recognized during fiscal 2023 for certain performance-based award units to reflect management’s assessment of a lower probability of achievement of performance goals. Amortization expense decreased $8.7, or 38.5%, driven by the impairment of certain Hawthorne segment intangible assets during fiscal 2023. Other SG&A decreased by $7.3, or 2.3%, driven by reductions in staffing levels and other cost-reduction initiatives.
SG&A decreased $61.7, or 10.1%, during fiscal 2023 compared to fiscal 2022. Advertising expense increased $3.4, or 2.8%, in fiscal 2023 driven by increased media spending in our U.S. Consumer segment. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares, increased $15.4, or 44.9%, driven by short-term variable incentive compensation that was provided to associates as share-based awards for fiscal 2023 in lieu of a cash-based program, partially offset by the recognition of a cumulative adjustment for certain performance-based award units to reflect management’s assessment of a lower probability of achievement of performance goals. Amortization expense decreased $8.4, or 27.1%, driven by the impairment of certain Hawthorne segment intangible assets during fiscal 2022 and fiscal 2023. Other SG&A and research and development costs decreased by a combined $72.1, or 16.9%, driven by reductions in staffing levels and other cost-reduction initiatives.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Year Ended September 30,
	2024	2023	2022
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$72.9	$148.5	$143.6
Property, plant and equipment impairments	5.3	11.4	16.6
Right-of-use asset impairments	5.3	25.8	—
Operating expenses—impairment, restructuring and other:
Convertible debt other-than-temporary impairments	64.6	101.3	—
Goodwill and intangible asset impairments	2.5	127.9	668.3
Restructuring and other charges (recoveries), net	(4.3)	51.2	40.9
Gains on sale of property, plant and equipment	—	—	(16.2)
Total impairment, restructuring and other charges	$146.3	$466.1	$853.2
During fiscal 2024 and fiscal 2023, we recorded non-cash, pre-tax other-than-temporary impairment charges related to our convertible debt investments of $64.6 and $101.3, respectively, in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Refer to “NOTE 16. FAIR VALUE MEASUREMENTS” of the Notes to the Consolidated Financial Statements included in this Form 10-K for more information regarding convertible debt investments.
During fiscal 2024, we recorded a gain of $12.1 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with a payment received in resolution of a dispute with the former ownership group of a business that was acquired in fiscal 2022.
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we reduced the size of our supply chain network, reduced staffing levels and implemented other cost-reduction initiatives. We also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce on hand inventory to align with the reduced network capacity. During fiscal 2024, we incurred costs of $89.4 associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets, intangible assets, property, plant and equipment and software. We incurred costs of $11.3 in our U.S. Consumer segment and $71.8 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2024. We incurred costs of $1.5 in our U.S. Consumer segment, $1.0 in our Hawthorne segment, $1.1 in our Other segment and $2.4 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2024. During fiscal 2023, we incurred costs of $229.0 associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. We incurred costs of $16.3 in our U.S. Consumer segment and $168.5 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2023. We incurred costs of $7.7 in our U.S. Consumer segment, $20.7 in our Hawthorne segment, $0.8 in our Other segment and $14.9 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2023. During fiscal 2022, we incurred costs of $65.2 associated with this restructuring initiative primarily related to employee termination benefits and impairment of property, plant and equipment. We incurred costs of $9.7 in our U.S. Consumer segment and $27.1 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2022. We incurred costs of $11.9 in our U.S. Consumer segment, $8.1 in our Hawthorne segment, $0.7 in our Other segment and $7.7 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2022. Costs incurred since the inception of this restructuring initiative through September 30, 2024 were $58.3 for our U.S. Consumer segment, $297.2 for our Hawthorne segment, $2.9 for our Other segment and $25.1 at Corporate.
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
Other (Income) Expense, net
Other (income) expense is comprised of activities such as the discount on sales of accounts receivable under the Master Receivables Purchase Agreement, royalty income from the licensing of certain of our brand names and foreign exchange transaction gains and losses. Other (income) expense was $19.9, $(0.1) and $0.8 in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The increase in expense during fiscal 2024 was primarily due to the discount on sales of accounts receivable under the Master Receivables Purchase Agreement.
Income (Loss) from Operations
Income (loss) from operations was $208.8 in fiscal 2024 compared to $(174.4) in fiscal 2023. The increase was primarily driven by lower impairment, restructuring and other charges and a higher gross margin rate, partially offset by higher other expense and higher SG&A.
Loss from operations was $(174.4) in fiscal 2023 compared to $(434.0) in fiscal 2022. The decrease was driven by lower impairment, restructuring and other charges and lower SG&A, partially offset by lower net sales and a decrease in gross margin rate.
Equity in Loss of Unconsolidated Affiliates
Equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC was $68.1, $101.1 and $12.9 in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. We recorded pre-tax impairment charges associated with our investment in Bonnie Plants, LLC of $61.9 and $94.7 during fiscal 2024 and fiscal 2023, respectively. Refer to “NOTE 8. INVESTMENT IN UNCONSOLIDATED AFFILIATES” of the Notes to the Consolidated Financial Statements included in this Form 10-K for more information regarding Bonnie Plants, LLC.
Interest Expense
Interest expense was $158.8 in fiscal 2024, a decrease of 10.8% compared to $178.1 in fiscal 2023. The decrease was driven by lower average borrowings of $554.8, partially offset by an increase in our weighted average interest rate, net of the impact of interest rate swaps, of 40 basis points. The decrease in average borrowings was driven by our focus on using available cash flow to reduce our debt as well as the impact of the expiration of the Receivables Facility and the execution of the Master Receivables Purchase Agreement. The increase in our weighted average interest rate was primarily driven by higher borrowing rates under the Sixth A&R Credit Agreement.
Interest expense was $178.1 in fiscal 2023, an increase of 50.8% compared to $118.1 in fiscal 2022. The increase was driven by an increase in our weighted average interest rate, net of the impact of interest rate swaps, of 180 basis points, primarily driven by higher borrowing rates under the Sixth A&R Credit Agreement. While we had net debt repayments of $353.6 during fiscal 2023, our seasonal borrowing and repayment pattern resulted in an average debt balance for fiscal 2023 that was consistent with fiscal 2022.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Income Tax Expense (Benefit)
A reconciliation of the federal corporate income tax rate and the effective tax rate on loss before income taxes is summarized below:

	Year Ended September 30,
	2024	2023	2022
Statutory income tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	(2.0)	0.2	(1.6)
State taxes, net of federal benefit	8.0	3.2	2.6
Effect of other permanent differences	(32.8)	(0.8)	2.8
Research and Experimentation and other federal tax credits	2.9	0.2	0.2
Effect of tax contingencies	3.7	0.1	(1.8)
Change in valuation allowances	(57.4)	(8.7)	(0.9)
Other	8.7	1.0	(0.7)
Effective income tax rate	(47.9)%	16.2%	21.6%
For fiscal 2024, the impact on the effective tax rate of the items noted in the table above increased due to the decrease in loss before income taxes for fiscal 2024 as compared to fiscal 2023 and fiscal 2022. Deferred tax assets related to unrealized losses on convertible debt investments were $43.6 and $33.4 at September 30, 2024 and 2023, respectively. A full valuation allowance was recorded against these losses at September 30, 2024 and 2023 as we do not expect to utilize them prior to their expiration, and this impact is included in the “Change in valuation allowances” line in the table above.
Net Loss
Net loss was $34.9, or $0.61 per diluted share, in fiscal 2024 compared to $380.1, or $6.79 per diluted share, in fiscal 2023. The decrease was driven by lower impairment, restructuring and other charges, a higher gross margin rate, lower equity in loss of unconsolidated affiliates and lower interest expense, partially offset by higher other expense, higher income tax expense and higher SG&A.
Net loss was $380.1, or $6.79 per diluted share, in fiscal 2023 compared to $437.5, or $7.88 per diluted share, in fiscal 2022. The decrease was driven by lower impairment, restructuring and other charges, and lower SG&A, partially offset by lower net sales, a decrease in gross margin rate, higher equity in loss of unconsolidated affiliates, higher interest expense, lower other non-operating income and lower income tax benefit.
Diluted average common shares used in the diluted loss per common share calculation for fiscal 2024, fiscal 2023 and fiscal 2022 were 56.8 million, 56.0 million and 55.5 million, respectively, which excluded potential common shares of 0.9 million, 0.4 million and 0.6 million, respectively, because the effect of their inclusion would be anti-dilutive as we incurred a net loss for fiscal 2024, 2023 and 2022.
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
The following table sets forth net sales by segment:

	Year Ended September 30,
	2024	2023	2022
U.S. Consumer	$3,013.7	$2,843.7	$2,928.8
Hawthorne	294.7	467.3	716.2
Other	244.3	240.3	279.1
Consolidated	$3,552.7	$3,551.3	$3,924.1

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth Segment Profit (Loss) as well as a reconciliation to loss before income taxes, the most directly comparable measure prepared in accordance with U.S. generally accepted accounting principles (“GAAP”):

	Year Ended September 30,
	2024	2023	2022
U.S. Consumer	$498.0	$454.1	$568.6
Hawthorne	(14.2)	(48.1)	(21.1)
Other	4.7	12.4	20.2
Total Segment Profit (Non-GAAP)	488.5	418.4	567.7
Corporate	(117.7)	(101.6)	(112.4)
Intangible asset amortization	(15.7)	(25.2)	(37.1)
Impairment, restructuring and other	(146.3)	(466.0)	(852.2)
Equity in loss of unconsolidated affiliates	(68.1)	(101.1)	(12.9)
Interest expense	(158.8)	(178.1)	(118.1)
Other non-operating income (expense), net	(5.5)	0.3	6.9
Loss before income taxes (GAAP)	$(23.6)	$(453.3)	$(558.1)
U.S. Consumer
U.S. Consumer segment net sales were $3,013.7 in fiscal 2024, an increase of 6.0% from fiscal 2023 net sales of $2,843.7. The increase was driven by higher sales volume of 7.3%, partially offset by decreased pricing of 1.3%. The increase in sales volume for fiscal 2024 was driven by mulch, soils and controls products as well as increased net sales associated with the Roundup® marketing agreement.
U.S. Consumer Segment Profit was $498.0 in fiscal 2024, an increase of 9.7% from fiscal 2023 Segment Profit of $454.1. The increase for fiscal 2024 was primarily due to higher net sales and a higher gross margin rate, partially offset by higher SG&A driven by advertising expense and higher other expense driven by the discount on sales of accounts receivable.
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
Hawthorne
Hawthorne segment net sales were $294.7 in fiscal 2024, a decrease of 36.9% from fiscal 2023 net sales of $467.3. The decrease was driven by lower sales volume of 36.8% and decreased pricing of 0.5%, partially offset by favorable foreign exchange rates of 0.4%. The decrease in sales volume for fiscal 2024 was driven by all product categories and the impact of the discontinuation of sales of other companies’ products.
Hawthorne Segment Loss was $14.2 in fiscal 2024 compared to fiscal 2023 Segment Loss of $48.1. The improvement was driven by a higher gross margin rate and lower SG&A, partially offset by lower net sales.
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
Other
Other segment net sales were $244.3 in fiscal 2024, an increase of 1.7% from fiscal 2023 net sales of $240.3. The increase was driven by higher sales volume of 3.5%, partially offset by decreased pricing of 1.0% and unfavorable foreign exchange rates of 0.8%.
Other Segment Profit was $4.7 in fiscal 2024, a decrease of 62.1% from fiscal 2023 Segment Profit of $12.4. The decrease was driven by a lower gross margin rate and higher SG&A, partially offset by higher net sales.

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
Corporate
Corporate expenses were $117.7 in fiscal 2024, an increase of 15.8% from fiscal 2023 expenses of $101.6. The increase was primarily driven by higher share-based compensation expense due to the recognition of a cumulative adjustment in fiscal 2023 for certain performance-based award units to reflect management’s assessment of a lower probability of achievement of performance goals, partially offset by reductions in staffing levels and other cost-reduction initiatives.
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
Liquidity and Capital Resources
The following table summarizes cash activities for the years ended September 30:

	2024	2023	2022
Net cash provided by (used in) operating activities	$667.5	$531.0	$(129.0)
Net cash used in investing activities	(100.4)	(65.7)	(283.2)
Net cash (used in) provided by financing activities	(527.9)	(520.1)	255.3
Operating Activities
Cash provided by operating activities totaled $667.5 for fiscal 2024, an increase of $136.5 compared to $531.0 for fiscal 2023. This increase was driven by lower accounts receivable, higher gross margin, accounts payable timing, lower payments associated with restructuring activities and lower interest payments, partially offset by higher inventory production, higher payments to customers related to promotional programs and lower income tax refunds received. Lower accounts receivable is driven by the favorable impact of accounts receivable sold under the Master Receivables Purchase Agreement. Accounts payable timing is driven by the impact of extended payment terms with vendors for payments originally due in the final weeks of fiscal 2022 that were paid in the first quarter of fiscal 2023.
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
Investing Activities
Cash used in investing activities totaled $100.4 for fiscal 2024, an increase of $34.7 compared to $65.7 for fiscal 2023. Cash used for investments in property, plant and equipment during fiscal 2024 and fiscal 2023 was $84.0 and $92.8, respectively. We also acquired an additional equity interest in Bonnie Plants, LLC for $21.4 and had other investing cash inflows of $2.6 during fiscal 2024.
Cash used in investing activities totaled $65.7 for fiscal 2023, a decrease of $217.5 compared to $283.2 for fiscal 2022. Cash used for investments in property, plant and equipment during fiscal 2023 was $92.8, a decrease from $113.5 in fiscal 2022 due to higher spending in fiscal 2022 on capital projects to expand network capacity. We also received proceeds of $37.0 during fiscal 2023 related to the payoff of seller financing that we provided in connection with a fiscal 2017 divestiture, and had other investing cash outflows of $12.4 primarily associated with currency forward contracts.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
For the three fiscal years ended September 30, 2024, we allocated our capital spending as follows: 70% for maintenance of existing productive assets; 20% for cost savings projects, focused primarily on supply chain and information technology; and 10% for innovation and expansion. We expect fiscal 2025 capital expenditures to be approximately $100.0 and we expect to allocate approximately 60% to maintenance of existing productive assets, 30% to cost savings projects and 10% to innovation and expansion projects.
Financing Activities
Cash used in financing activities totaled $527.9 for fiscal 2024 compared to $520.1 for fiscal 2023. During fiscal 2024, we had net debt repayments of $391.0, paid dividends of $151.3 and repurchased Common Shares for $5.1 (which includes cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation). We also had other financing cash inflows of $15.7 during fiscal 2024 related to collections of previously sold accounts receivable not yet submitted to the buyer. Higher debt repayment is driven by our focus on using available cash flow to reduce our debt.
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
Accounts Receivable Sales
On October 27, 2023, we entered into the Master Receivables Purchase Agreement, under which we could sell up to $600.0 of available and eligible outstanding customer accounts receivable generated by sales to four specified customers. On September 1, 2024, we amended the Master Receivables Purchase Agreement to permit us to sell up to $750.0 of available and eligible outstanding customer accounts receivable generated by sales to five specified customers. The agreement is uncommitted and expires on September 1, 2025. The receivable sales are non-recourse to the Company, other than with respect to (i) repurchase obligations and indemnification obligations for any violations by the Company of its respective representations or obligations as seller or servicer and (ii) certain repurchase and payment obligations arising from any dilution of, or dispute with respect to, any purchased receivables that arise after the sale of such purchased receivables to the purchaser not contemplated in the applicable purchase price of such purchased receivable. The recourse obligations of the Company that may arise from time to time are supported by standby letters of credit of $75.0. Transactions under the Master Receivables Purchase Agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the buyer are classified as financing cash flows in the Consolidated Statements of Cash Flows. We record the discount on sales in the “Other (income) expense, net” line in the Consolidated Statements of Operations. At September 30, 2024, net receivables of $186.6 were derecognized. During fiscal 2024, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $1,938.6 and the total discount recorded on sales was $24.6.
Supplier Finance Program
We have an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance our payment obligations with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance our payment obligations prior to their scheduled due dates at a discounted price to the participating financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that we negotiate with our suppliers are consistent, regardless of whether a supplier participates in the program. Our current payment terms with a majority of our suppliers generally range from 30 to 60 days, which we deem to be commercially reasonable. Our outstanding payment obligations under our supplier finance program were $12.5 and $18.3 at September 30, 2024 and 2023, respectively, and are recorded within accounts payable in the Consolidated Balance Sheets. The associated payments were $245.5 and $185.3 for fiscal 2024 and fiscal 2023, respectively, and are classified as operating activities in the Consolidated Statements of Cash Flows.
Share Repurchases
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. There were no share repurchases under this share repurchase authorization during fiscal 2023 through its expiration on March 25, 2023. During fiscal 2022, Scotts Miracle-Gro repurchased 1.1 million Common Shares under this share repurchase authorization for $175.0. Treasury share purchases also include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $5.1, $9.3 and $82.9 for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $71.6 and $31.9 at September 30, 2024 and 2023, respectively, included $15.9 and $26.6, respectively, held by controlled foreign corporations. As of September 30, 2024, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
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
On July 31, 2023, we entered into Amendment No. 2 to the Sixth A&R Credit Agreement. Amendment No. 2 (i) reduces the revolving loan commitments by $250.0; (ii) increases the maximum permitted leverage ratio for the quarterly leverage covenant until the earlier of (a) October 1, 2025 and (b) subject to certain conditions specified in Amendment No. 2, the termination by the Company of such adjustment (such period, the “Leverage Adjustment Period”); (iii) replaces the interest coverage covenant with a fixed charge coverage covenant; (iv) increases the interest rate applicable to borrowings under the revolving credit facility and the term loan facility by 25 bps for each existing pricing tier and adds a pricing tier applicable to periods when the leverage ratio exceeds 6.00; (v) limits the amount of certain incremental investments, loans and advances to $25.0 during the Leverage Adjustment Period; and (vi) adds our intellectual property (subject to certain exceptions) as collateral to secure our obligations under the Sixth A&R Credit Agreement. Additionally, Amendment No. 2 limits our ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of our Common Shares in an aggregate amount not to exceed $225.0 per fiscal year and (ii) other dividends, distributions or restricted payments in an aggregate amount not to exceed $25.0. Amendment No. 2 also subjects our ability to make certain investments to pro forma compliance with certain leverage levels specified in Amendment No. 2. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory, equipment and intellectual property (subject to certain exceptions) of Scotts Miracle-Gro and certain of its domestic subsidiaries and (ii) the pledge of all of the capital stock of certain of Scotts Miracle-Gro’s domestic subsidiaries and a portion of the capital stock of certain of its foreign subsidiaries.
At September 30, 2024, we had letters of credit outstanding in the aggregate principal amount of $83.0, and had $1,167.0 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 9.1%, 7.6% and 2.8% for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
During fiscal 2024, we used available cash on hand to make repayments on the term loan of the Sixth A&R Credit Agreement in the amount of $250.0, which was applied to the outstanding principal amount.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters calculated as average total indebtedness, divided by our earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of Amendment No. 2 (“Adjusted EBITDA”). Pursuant to Amendment No. 2, the maximum permitted leverage ratio is (i) 6.00 for the fourth quarter of fiscal 2024, (ii) 5.50 for the first quarter of fiscal 2025, (iii) 5.25 for the second quarter of fiscal 2025, (iv) 5.00 for the third quarter of fiscal 2025, (v) 4.75 for the fourth quarter of fiscal 2025 and (vi) 4.50 for the first quarter of fiscal 2026 and thereafter. Our leverage ratio was 4.86 at September 30, 2024. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement also contains an affirmative covenant regarding our fixed charge coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA minus capital expenditures and expense for taxes paid in cash, divided by the sum of interest expense plus restricted payments, as described in Amendment No. 2. The minimum required fixed charge coverage ratio is 1.00. Our fixed charge coverage ratio was 1.27 for the twelve months ended September 30, 2024.
As of September 30, 2024, we were in compliance with all applicable covenants in the agreements governing our debt. Based on our projections of financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-K, we expect to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes and cause the Senior Notes to become due and payable at that time. As of September 30, 2024, our indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $2,225.0. We do not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
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
The Senior Notes contain an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings. The minimum required interest coverage ratio is 2.00. Our interest coverage ratio was 3.57 for the twelve months ended September 30, 2024.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Receivables Facility
We also maintained a Master Repurchase Agreement (including the annexes thereto, the “Repurchase Agreement”) and a Master Framework Agreement, as amended (the “Framework Agreement” and, together with the Repurchase Agreement, the “Receivables Facility”) under which we could sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers subject to agreeing to repurchase the receivables on a weekly basis. The eligible accounts receivable consisted of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which could be sold under the Receivables Facility was $400.0. The Receivables Facility expired on August 18, 2023. The sale of receivables under the Receivables Facility was accounted for as short-term debt and we continued to carry the receivables on our Consolidated Balance Sheets, primarily as a result of our requirement to repurchase receivables sold.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of September 30, 2024 and 2023 had a maximum total U.S. dollar equivalent notional amount of $450.0 and $600.0, respectively. During fiscal 2024, we terminated an interest rate swap agreement in exchange for a cash payment of $11.0. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at September 30, 2024 are shown in the table below:

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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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

September 30, 2024
Current assets	$838.4
Non-current assets (a)	1,805.1
Current liabilities	667.3
Non-current liabilities	2,471.6
(a)Includes amounts due from Non-Guarantor subsidiaries of $49.5.

Year Ended
September 30, 2024
Net sales	$3,248.6
Gross margin	809.5
Net loss (a)	(16.1)
(a)Includes intercompany income from Non-Guarantor subsidiaries of $12.5.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of September 30, 2024:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations	$2,225.0	$50.0	$825.0	$—	$1,350.0
Interest expense on debt obligations	501.0	112.7	194.8	121.7	71.8
Finance lease obligations	21.5	3.4	5.6	3.9	8.6
Operating lease obligations	340.9	89.8	122.7	65.9	62.5
Purchase obligations	681.2	310.9	272.7	63.9	33.7
Other, primarily retirement plan obligations	46.5	5.1	9.7	9.6	22.1
Total contractual cash obligations	$3,816.1	$571.9	$1,430.5	$265.0	$1,548.7
We had long-term debt obligations and interest payments due primarily under the 5.250% Senior Notes, 4.500% Senior Notes, 4.000% Senior Notes, 4.375% Senior Notes and our credit facilities. Amounts in the table represent scheduled future maturities of debt principal for the periods indicated.
The interest payments for our credit facilities are based on outstanding borrowings as of September 30, 2024. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.
Purchase obligations primarily represent commitments for materials used in our manufacturing processes, including urea and packaging, as well as commitments for warehouse services, grass seed, marketing services and information technology services which comprise the unconditional purchase obligations disclosed in “NOTE 18. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Form 10-K.
Other obligations include actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements are based on preliminary estimates using actuarial assumptions determined as of September 30, 2024. These amounts represent expected payments through 2034. Based on the accounting rules for defined benefit pension plans and retirement health care plans, the liabilities reflected in our Consolidated Balance Sheets differ from these expected future payments (see “NOTE 9. RETIREMENT PLANS” and “NOTE 10. ASSOCIATE MEDICAL BENEFITS” of the Notes to Consolidated Financial Statements included in this Form 10-K). The above table excludes liabilities for unrecognized tax benefits and insurance accruals as we are unable to estimate the timing of payments for these items.

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
Critical Accounting Estimates
Our audited consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements and related disclosures in accordance with GAAP requires management to use judgment and make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. By their nature, these judgments are subject to uncertainty. We base our estimates on historical experience, current trends and other factors that we believe to be relevant under the circumstances at the time the estimate was made. Certain accounting estimates are particularly significant, including those related to revenue recognition and promotional allowances, income taxes and goodwill and indefinite-lived intangible assets.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
We believe that our estimates, assumptions, and judgments are reasonable in that they were based on information available when the estimates, assumptions and judgments were made. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from those implied by our assumptions and estimates.
The Audit Committee of the Board of Directors of Scotts Miracle-Gro reviews our critical accounting estimates on an ongoing basis, including those related to revenue recognition and promotional allowances, income taxes and goodwill and indefinite-lived intangible assets.
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
Goodwill and Indefinite-Lived Intangible Assets
We have significant investments in intangible assets and goodwill. We perform our annual goodwill and indefinite-lived intangible asset testing as of the first day of our fiscal fourth quarter or more frequently if circumstances indicate potential impairment. In our evaluation of impairment for goodwill and indefinite-lived intangible assets, we perform either an initial qualitative or quantitative evaluation for each of our reporting units and indefinite-lived intangible assets. Factors considered in the qualitative test include operating results as well as new events and circumstances impacting the operations or cash flows of the reporting unit or indefinite-lived intangible assets. For the quantitative test, the review for impairment of goodwill and indefinite-lived intangible assets is based on an income-based approach, including the relief-from-royalty method for indefinite-lived trade names. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying value of the reporting unit or intangible asset exceeds its estimated fair value.

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
At September 30, 2024, goodwill totaled $243.9, all of which was associated with our U.S. Consumer segment. Based on the results of the annual quantitative evaluation for fiscal 2024, the fair value of our U.S. Consumer segment reporting unit substantially exceeded its carrying value. A 100 basis point change in the discount rate would not have resulted in an impairment for this reporting unit.
At September 30, 2024, indefinite-lived intangible assets consisted of trade names of $168.2 and the Roundup® marketing agreement amendment of $155.7, all of which were associated with our U.S. Consumer segment. Based on the results of the annual quantitative evaluation for fiscal 2024, the fair values of our indefinite-lived intangible assets substantially exceeded their respective carrying values. A 100 basis point change in the discount rate would not have resulted in an impairment of any of our indefinite-lived intangible assets.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. Financial derivatives and other instruments are used to manage these risks. These instruments are not used for trading or speculative purposes.
Interest Rate Risk
The following table summarizes information about our debt instruments and derivative financial instruments that are sensitive to changes in interest rates as of September 30, 2024 and 2023. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. We have outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $450.0 and $600.0 at September 30, 2024 and 2023, respectively. Weighted-average variable rates are based on rates in effect at September 30, 2024 and 2023. Assuming average unhedged variable interest rate borrowing levels during fiscal 2024 of $575.0, a change in our variable interest rate of 100 basis points for a full twelve-month period would have an impact of $5.8 on interest expense.

	Expected Maturity Date (Fiscal Year)						Total	Fair Value
2024	2025	2026	2027	2028	2029	After
Long-term debt:
Fixed rate debt	$—	$—	$250.0	$—	$—	$1,350.0	$1,600.0	$1,507.1
Average rate	—	—	5.3%	—	—	4.3%	4.4%	—
Variable rate debt	$50.0	$50.0	$525.0	$—	$—	$—	$625.0	$625.0
Average rate	7.5%	7.5%	7.5%	—	—	—	7.5%	—
Interest rate derivatives:
Interest rate swaps	$(1.0)	$(1.0)	$(1.1)	$(0.7)	$(0.6)	$—	$(4.4)	$(4.4)
Average rate	3.7%	3.7%	3.9%	4.2%	4.2%	—	3.9%	—

	Expected Maturity Date (Fiscal Year)						Total	Fair Value
2023	2024	2025	2026	2027	2028	After
Long-term debt:
Fixed rate debt	$—	$—	$—	$250.0	$—	$1,350.0	$1,600.0	$1,283.9
Average rate	—	—	—	5.3%	—	4.3%	4.4%	—
Variable rate debt	$50.0	$50.0	$50.0	$863.3	$—	$—	$1,013.3	$1,013.3
Average rate	8.2%	8.2%	8.2%	8.1%	—	—	8.1%	—
Interest rate derivatives:
Interest rate swaps	$13.1	$9.3	$7.5	$1.5	$—	$—	$31.4	$31.4
Average rate	1.6%	2.1%	2.3%	3.4%	—	—	2.1%	—

Excluded from the information provided above are miscellaneous debt instruments of $0.0 and $0.4 and finance lease obligations of $17.8 and $16.9 at September 30, 2024 and 2023, respectively.
Other Market Risks
We are subject to market risk from fluctuations in foreign currency exchange rates and fluctuating prices of certain raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Refer to “NOTE 15.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” of the Notes to Consolidated Financial Statements included in this Form 10-K for discussion of these market risks and the derivatives used to manage these risks.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this Item are contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Schedules Supporting the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 58 of this Form 10-K.

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
Management’s Annual Report on Internal Control Over Financial Reporting
The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 59 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 60 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Registrant’s fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
On November 26, 2024, the Company, as part of a series of executive and senior leadership enhancements, announced that Nathan E. Baxter, currently Executive Vice President & Chief Operating Officer, has been named President and Chief Operating Officer. The position of President was previously held by James Hagedorn, the Company’s Chairman and Chief Executive Officer, who will continue in those roles.
In connection with his appointment to President, Mr. Baxter’s annual base salary was increased from $950,000 to $1,000,000. His target incentive percentage under The Scotts Company LLC Executive Incentive Plan was increased from 125% to 150%. Finally, Mr. Baxter’s annual target under the Company’s Long Term Incentive Plan will increase from $2,000,000 to $2,500,000.
The Company also announced that Matthew Garth, Executive Vice President, Chief Financial Officer & Chief Administrative Officer, will be departing the Company effective December 31, 2024 (the “Termination Date”).
In a corresponding move, Mark J. Scheiwer, currently Vice President and Treasurer, will assume the role of interim Chief Financial Officer & Chief Accounting Officer upon Mr. Garth’s departure. Mr. Scheiwer, 49, has been with the Company since 2011. His previous leadership roles at the Company include Vice President, Finance Lead – Hawthorne and Vice President, Corporate Controller.
In connection with his appointment to interim Chief Financial Officer & Chief Accounting Officer, Mr. Scheiwer will receive an annual base salary of $550,000, a target incentive percentage of 90% under The Scotts Company LLC Executive Incentive Plan and an annual target under the Company’s Long Term Incentive Plan of $600,000. In addition, Mr. Scheiwer will be a Tier 2 Participant under the Company’s Executive Severance Plan and will be entitled to purchase up to 25 hours on Company aircraft for personal use on an annual basis.
The Company is carrying out a search process to fill the Chief Financial Officer role on a permanent basis with the help of an executive search firm that is expected to consider internal and external candidates.
A copy of the Company’s news release announcing these changes is included as Exhibit 99.1 to this Annual Report on Form 10-K and is incorporated herein by reference.
In connection with Mr. Garth’s departure on the Termination Date, the Scotts Company LLC, a subsidiary of the Company (“Scotts LLC”), entered into a Separation Agreement and Release of All Claims (the “Separation Agreement”) with Mr. Garth on November 25, 2024. The Separation Agreement addresses the payments and benefits to which Mr. Garth is entitled in connection with his departure.
The Company will pay or make the following benefits available to Mr. Garth in connection with his departure that are generally consistent with the “Severance Benefits” under his Tier 1 Participation Agreement (the “Participation Agreement”) under the Company’s Executive Severance Plan pursuant to a termination without Cause: (a) pay equal to 24 months of salary, at Mr. Garth’s regular monthly base pay, payable in accordance with Scotts LLC’s standard payroll procedures; (b) in lieu of outplacement services, a lump sum payment of $30,000; (c) for a period of 24 months, a benefits offset payment in an amount equal to the excess of the COBRA premium charged by the Company to terminated employees over the premium Mr. Garth paid as an active employee; and (d) an amount equal to two times Mr. Garth’s Target Bonus Opportunity for the fiscal year ending September 30, 2025, 50% of which is payable on the first scheduled pay date following the first anniversary of Mr. Garth’s Termination Date and 50% of which is payable on the first scheduled pay date following the second anniversary of Mr. Garth’s Termination Date, subject to Mr. Garth’s continued compliance as of the payment date with all of his post-employment obligations to the Company.
In addition to the benefits Mr. Garth is entitled to receive pursuant to the Company’s Executive Severance Plan and his Participation Agreement as summarized above, the Compensation and Organization Committee has elected to provide partial vesting for certain equity-based awards to the extent of Mr. Garth’s service, as follows:
•The 28,599 non-qualified stock options granted to Mr. Garth on February 3, 2023, the 79,982 non-qualified stock options granted to Mr. Garth on November 16, 2023 and the 14,935 non-qualified stock options granted to Mr. Garth on February 16, 2024, all of which are unvested, will vest on a prorated basis on the Termination Date based on the number of days of active service between the grant date and the Termination Date over 1,097 days and will expire on the second anniversary of the Termination Date;

•The unvested 10,940 performance units and related dividend equivalents granted to Mr. Garth on February 3, 2023 will vest on a prorated basis on February 3, 2026 based on the number of days of active service between the grant date and the Termination Date over 1,097 days with the Company confirming that the performance criteria for this award having been satisfied as of the Termination Date; and
•The unvested 27,098 performance units and related dividend equivalents granted to Mr. Garth on February 16, 2024 will vest on a prorated basis on February 16, 2027, to the extent that the underlying performance criteria have been satisfied as of that date, based on the number of days of active service between the grant date and the Termination Date over 1,097 days.
Pursuant to the terms of the applicable award agreements entered into between the Company and Mr. Garth at the time of grant, the following equity-based awards will either naturally vest and settle or forfeit based on the applicable terms and conditions, without modification:
•The 13,580 restricted stock units and related dividend equivalents granted to Mr. Garth on December 1, 2022, will fully vest and settle on December 1, 2024, to the extent not previously settled; and
•The 42,017 unvested non-qualified stock options granted to Mr. Garth on November 8, 2024, will be cancelled as of the Termination Date.
All amounts payable to Mr. Garth under the Separation Agreement and the applicable award agreements will be subject to all applicable withholdings and deductions required by federal, state and local taxing authorities.
The payments and benefits described above are the only amounts to which Mr. Garth is entitled under the Separation Agreement (or any other agreement). He also remains entitled to any vested benefits he had as of his Termination Date under other benefit plans or programs maintained by the Company or its subsidiaries, including The Scotts Company LLC Retirement Savings Plan and The Scotts Company LLC Executive Retirement Plan.
The Separation Agreement, together with the Employee Confidentiality, Noncompetition, Nonsolicitation Agreement previously executed by Mr. Garth on April 12, 2023 which will continue in effect following his departure, also contains various restrictive covenants, including covenants relating to noncompetition, confidentiality, cooperation and nonsolicitation.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at its Annual Meeting of Shareholders to be held on January 27, 2025 (the “2025 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2025 Annual Meeting (the “Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2024.
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Scotts Miracle-Gro is incorporated herein by reference from the disclosure included under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in Part II of this Form 10-K.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “DELINQUENT 16(a) REPORTS” in its Proxy Statement.
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Nominating and Governance Committee” in the Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders held on January 22, 2024.
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
In accordance with the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual and Item 406 of SEC Regulation S-K, the Board of Directors of Scotts Miracle-Gro has adopted a Code of Business Conduct & Ethics covering the members of Scotts Miracle-Gro’s Board of Directors and associates of Scotts Miracle-Gro and its subsidiaries, including, without limitation, Scotts Miracle-Gro’s principal executive officer, principal financial officer and principal accounting officer. Scotts Miracle-Gro intends to disclose the following events, if they occur, on its Internet website located at http://investor.scotts.com within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Scotts Miracle-Gro’s Code of Business Conduct & Ethics that (i) applies to Scotts Miracle-Gro’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct & Ethics granted to Scotts Miracle-Gro’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K. In addition, Scotts Miracle-Gro will disclose any waivers from the provisions of the Code of Business Conduct & Ethics granted to an executive officer or a director of Scotts Miracle-Gro on Scotts Miracle-Gro’s Internet website located at http://investor.scotts.com within four business days of the determination to grant any such waiver.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
1 and 2. Financial Statements and Financial Statement Schedules:
The response to this portion of Item 15 is submitted as a separate section of this Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 58 of this Form 10-K.
(b) EXHIBITS
The exhibits listed on the “Index to Exhibits” beginning on page 111 of this Form 10-K are filed or furnished with this Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”
(c) FINANCIAL STATEMENT SCHEDULES
The financial statement schedule filed with this Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedules, see “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 58 of this Form 10-K.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

By:	/s/ JAMES HAGEDORN
James Hagedorn, Chairman and Chief Executive Officer

Dated: November 26, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW E. GARTH	Executive Vice President, Chief Financial Officer & Chief Administrative Officer	November 26, 2024
Matthew E. Garth	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES HAGEDORN	Chairman and Chief Executive Officer	November 26, 2024
James Hagedorn	(Principal Executive Officer)

/s/ EDITH AVILES*	Director	November 26, 2024
Edith Aviles

/s/ ROBERTO CANDELINO*	Director	November 26, 2024
Roberto Candelino

/s/ DAVID C. EVANS*	Director	November 26, 2024
David C. Evans

/s/ ADAM HANFT*	Director	November 26, 2024
Adam Hanft

/s/ STEPHEN L. JOHNSON*	Director	November 26, 2024
Stephen L. Johnson

/s/ THOMAS N. KELLY JR.*	Director	November 26, 2024
Thomas N. Kelly Jr.

/s/ MARK D. KINGDON*	Director	November 26, 2024
Mark D. Kingdon

/s/ KATHERINE HAGEDORN LITTLEFIELD*	Director	November 26, 2024
Katherine Hagedorn Littlefield

Signature	Title	Date

/s/ BRIAN E. SANDOVAL*	Director	November 26, 2024
Brian E. Sandoval

/s/ PETER E. SHUMLIN*	Director	November 26, 2024
Peter E. Shumlin

/s/ JOHN R. VINES*	Director	November 26, 2024
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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2024 and has issued their attestation report which appears herein.

/s/ JAMES HAGEDORN		/s/ MATTHEW E. GARTH
James Hagedorn		Matthew E. Garth
Chairman & Chief Executive Officer		Executive Vice President, Chief Financial Officer & Chief Administrative Officer

Dated:	November 26, 2024	Dated:	November 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Scotts Miracle-Gro Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Scotts Miracle‐Gro Company and subsidiaries (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Investment in Unconsolidated Affiliates — Refer to Notes 1 and 8 to the financial statements.

Critical Audit Matter Description

The Company’s equity method investment in Bonnie Plants, LLC (“Bonnie Investment”) is recorded in the “Investment in unconsolidated affiliates” line in the Consolidated Balance Sheets. During the year ended September 30, 2024, the Company recorded pre-tax impairment charges of $61.9 million associated with this investment in the “Equity in loss of unconsolidated affiliates” line in the Consolidated Statements of Operations. The impairment charges were driven by revisions to the Company’s internal forecasts for Bonnie Plants, LLC in response to decreased sales volume and inflationary cost pressures. The estimated fair value of the Bonnie Investment was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to the forecasted operating performance of the Bonnie Investment. The fair value estimate utilizes significant unobservable inputs and thus represents a Level 3 fair value measurement.

Evaluating the indicators of potential other-than-temporary impairment and calculating an other-than-temporary impairment involves significant and complex management judgment. Therefore, a high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the conclusions reached around whether these impairment indicators resulted in an other-than-temporary impairment and the appropriateness of management’s assumptions used in the calculation of the other-than-temporary impairment charge, including the need to involve fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s assessment of identified impairment indicators, the conclusions reached around whether these impairment indicators resulted in an other-than-temporary impairment, and the determination of the fair value of the investment, included the following, among others:

•We tested the effectiveness of controls over management’s other-than-temporary impairment evaluation of the Bonnie Investment, and controls over management’s determination of various critical assumptions used to determine the estimated fair value of the investment, such as the controls related to the development of revenue and EBITDA forecasts, valuation multiples, long-term growth rate, discount for lack of marketability, the selection of an appropriate discount rate, and the guideline public companies.

•We performed inquiries with relevant members of management to obtain an understanding of their current and expected performance for the investment, including their understanding of any operational and strategic changes, corroborated by inspection of the investee’s internal communications to its board of directors.

•We evaluated management’s impairment analysis by assessing whether certain indicators were present and whether those indicators implied an other-than-temporary loss of value.

•We evaluated the sensitivity of various key assumptions used in the valuation, such as the revenue growth rate, EBITDA margin, revenue and EBITDA multiples, long-term growth rate, discount for lack of marketability, and the discount rate, including the company specific risk premium.

•We evaluated the reasonableness of the assumptions within the valuation analysis by:

•Evaluating the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) the investee’s internal communications to management and its board of directors, and (3) forecasted information included in industry reports and companies in its peer group.

•Evaluating the impact of changes in management’s assumptions from prior estimates of fair value.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and valuation assumptions by:

•Testing the source information and verifying the mathematical accuracy of the calculations.

•Developing a range of independent estimates for significant assumptions, such as, the long-term growth rate, discount for lack of marketability, and the discount rate, which considers the company specific risk premium, and comparing those to the assumptions selected by management.

•Evaluating the selected revenue and EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

•We tested the mathematical accuracy of the overall valuation analysis and the resulting estimated fair value of the investment, in comparison to the investment’s carrying value, to calculate the resulting impairment.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 26, 2024
We have served as the Company’s auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Scotts Miracle-Gro Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2024, of the Company and our report dated November 26, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 26, 2024

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended September 30,
	2024	2023	2022
Net sales	$3,552.7	$3,551.3	$3,924.1
Cost of sales	2,618.7	2,708.3	2,891.1
Cost of sales—impairment, restructuring and other	83.5	185.7	160.1
Gross margin	850.5	657.3	872.9
Operating expenses:
Selling, general and administrative	559.0	551.3	613.0
Impairment, restructuring and other	62.8	280.5	693.1
Other (income) expense, net	19.9	(0.1)	0.8
Income (loss) from operations	208.8	(174.4)	(434.0)
Equity in loss of unconsolidated affiliates	68.1	101.1	12.9
Interest expense	158.8	178.1	118.1
Other non-operating (income) expense, net	5.5	(0.3)	(6.9)
Loss before income taxes	(23.6)	(453.3)	(558.1)
Income tax expense (benefit)	11.3	(73.2)	(120.6)
Net loss	$(34.9)	$(380.1)	$(437.5)

Basic net loss per common share	$(0.61)	$(6.79)	$(7.88)
Diluted net loss per common share	$(0.61)	$(6.79)	$(7.88)

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended September 30,
	2024	2023	2022
Net loss	$(34.9)	$(380.1)	$(437.5)
Other comprehensive income (loss):
Net foreign currency translation adjustment	0.6	7.0	(27.2)
Net unrealized gain (loss) on derivative instruments, net of tax	(7.9)	4.2	29.9
Reclassification of net unrealized gain on derivative instruments to net loss, net of tax	(7.3)	(17.4)	(6.8)
Net unrealized loss on securities, net of tax	(40.4)	(34.9)	(77.4)
Reclassification of net unrealized loss on securities to net loss, net of tax	64.6	76.0	—
Net unrealized loss in pension and other post-retirement benefits, net of tax	(2.1)	(1.8)	(5.4)
Pension and other post-retirement benefit adjustments, net of tax	(2.0)	(1.3)	8.7
Total other comprehensive income (loss)	5.5	31.8	(78.2)
Comprehensive loss	$(29.4)	$(348.3)	$(515.7)

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Cash Flows
(In millions)

	Year Ended September 30,
	2024	2023	2022
OPERATING ACTIVITIES
Net loss	$(34.9)	$(380.1)	$(437.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment, restructuring and other	84.3	288.6	666.8
Share-based compensation expense	80.4	68.9	34.3
Depreciation	64.9	67.3	68.1
Amortization	15.7	25.2	37.1
Deferred taxes	9.3	(58.7)	(182.8)
Equity in loss of unconsolidated affiliates	68.1	101.1	12.9
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	128.2	77.7	102.8
Inventories	293.8	450.5	(203.8)
Prepaid and other current assets	10.2	18.6	(3.3)
Accounts payable	(1.6)	(153.6)	(171.2)
Other current liabilities	(45.4)	52.0	(68.4)
Other non-current items	(6.2)	(30.7)	20.1
Other, net	0.7	4.2	(4.1)
Net cash provided by (used in) operating activities	667.5	531.0	(129.0)
INVESTING ACTIVITIES
Proceeds from sale of long-lived assets	2.4	2.5	63.3
Investments in property, plant and equipment	(84.0)	(92.8)	(113.5)
Proceeds from loans receivable	—	37.0	—
Investments in unconsolidated affiliates	(21.4)	—	—
Payment for acquisitions, net of cash acquired	—	—	(237.3)
Purchase of convertible debt investments	—	—	(25.0)
Other investing, net	2.6	(12.4)	29.3
Net cash used in investing activities	(100.4)	(65.7)	(283.2)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	648.5	1,336.2	3,617.4
Repayments under revolving and bank lines of credit and term loans	(1,039.5)	(1,689.8)	(2,937.3)
Financing and issuance fees	—	(6.4)	(9.6)
Dividends paid	(151.3)	(149.1)	(166.2)
Purchase of Common Shares	(5.1)	(9.3)	(257.9)
Cash received from exercise of stock options	3.8	2.3	3.3
Other financing, net	15.7	(4.0)	5.6
Net cash (used in) provided by financing activities	(527.9)	(520.1)	255.3
Effect of exchange rate changes on cash	0.5	(0.1)	(0.4)
Net increase (decrease) in cash and cash equivalents	39.7	(54.9)	(157.3)
Cash and cash equivalents at beginning of year	31.9	86.8	244.1
Cash and cash equivalents at end of year	$71.6	$31.9	$86.8

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Balance Sheets
(In millions, except per share data)

	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$71.6	$31.9
Accounts receivable, less allowances of $9.6 in 2024 and $15.1 in 2023	176.8	304.2
Inventories	587.5	880.3
Prepaid and other current assets	144.5	181.4
Total current assets	980.4	1,397.8
Investment in unconsolidated affiliates	45.2	91.9
Property, plant and equipment, net	609.5	610.3
Goodwill	243.9	243.9
Intangible assets, net	418.8	436.7
Other assets	574.1	633.1
Total assets	$2,871.9	$3,413.7
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$52.6	$52.3
Accounts payable	254.7	271.2
Other current liabilities	443.0	450.2
Total current liabilities	750.3	773.7
Long-term debt	2,174.2	2,557.4
Other liabilities	338.0	349.9
Total liabilities	3,262.5	3,681.0
Commitments and contingencies (Notes 17, 18 and 19)
Equity (deficit):
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 57.1 and 56.5, respectively	362.0	353.1
Retained earnings	303.8	490.9
Treasury shares, at cost; 11.0 and 11.6 shares, respectively	(949.1)	(998.5)
Accumulated other comprehensive loss	(107.3)	(112.8)
Total equity (deficit)	(390.6)	(267.3)
Total liabilities and equity (deficit)	$2,871.9	$3,413.7

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Shareholders’ Equity (Deficit)
(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at September 30, 2021	68.1	$0.3	$476.7	$1,605.1	12.6	$(1,002.4)	$(66.4)	$1,013.3
Net income (loss)	—	—	—	(437.5)	—	—	—	(437.5)
Other comprehensive income (loss)	—	—	—	—	—	—	(78.2)	(78.2)
Share-based compensation	—	—	30.3	—	—	—	—	30.3
Dividends declared ($2.64 per share)	—	—	—	(147.5)	—	—	—	(147.5)
Treasury share purchases	—	—	—	—	1.7	(257.9)	—	(257.9)
Treasury share issuances	—	—	(143.3)	—	(1.5)	168.4	—	25.1
Balance at September 30, 2022	68.1	0.3	363.7	1,020.1	12.8	(1,091.8)	(144.6)	147.7
Net income (loss)	—	—	—	(380.1)	—	—	—	(380.1)
Other comprehensive income (loss)	—	—	—	—	—	—	31.8	31.8
Share-based compensation	—	—	68.1	—	—	—	—	68.1
Dividends declared ($2.64 per share)	—	—	—	(149.1)	—	—	—	(149.1)
Treasury share purchases	—	—	—	—	0.1	(9.3)	—	(9.3)
Treasury share issuances	—	—	(78.9)	—	(1.3)	102.6	—	23.7
Balance at September 30, 2023	68.1	0.3	352.8	490.9	11.6	(998.5)	(112.8)	(267.3)
Net income (loss)	—	—	—	(34.9)	—	—	—	(34.9)
Other comprehensive income (loss)	—	—	—	—	—	—	5.5	5.5
Share-based compensation	—	—	38.9	—	—	—	—	38.9
Dividends declared ($2.64 per share)	—	—	—	(152.2)	—	—	—	(152.2)
Treasury share purchases	—	—	—	—	0.1	(5.1)	—	(5.1)
Treasury share issuances	—	—	(30.0)	—	(0.7)	54.5	—	24.5
Balance at September 30, 2024	68.1	$0.3	$361.7	$303.8	11.0	$(949.1)	$(107.3)	$(390.6)
The sum of the components may not equal due to rounding.

See Notes to Consolidated Financial Statements.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions, except per share data)

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
Advertising
Advertising costs incurred during the year are expensed to interim periods in relation to revenues. Advertising costs, except for external production costs, are generally expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired, and deferrals of these costs were not material at September 30, 2024 and 2023. On September 4, 2024, the Company issued 0.3 million restricted shares to a vendor in exchange for advertising services that will be performed during fiscal 2025. As of September 30, 2024, deferred advertising costs associated with the issuance of these restricted shares were $20.0. Advertising expenses were $141.0, $123.7 and $120.3 for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Research and Development
Costs associated with research and development are generally charged to expense as incurred. Expenses for fiscal 2024, fiscal 2023 and fiscal 2022 were $34.6, $35.7 and $45.3, respectively, including product registration costs of $9.0, $12.4 and $13.0, respectively.
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
Earnings per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all dilutive potential common shares (stock options, restricted stock units, deferred stock units and performance-based award units) outstanding each period.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Share-Based Compensation Awards
Scotts Miracle-Gro grants share-based awards annually to officers and certain other associates and to the non-employee directors of Scotts Miracle-Gro. The share-based awards have consisted of stock options, restricted stock units, deferred stock units and performance-based award units. Performance-based award units are subject to performance and service conditions, and certain awards contain a market condition based on the Company’s total shareholder return relative to a Company selected peer group. All of these share-based awards have been made under plans approved by the shareholders. The fair value of awards is expensed over the requisite service period which is typically the vesting period, generally three years for awards granted to officers and other associates and one year for awards granted to non-employee directors.
For restricted stock units, deferred stock units and performance-based award units that do not contain a market condition, the fair value of each award is estimated on the grant date based on the current market price of the Common Shares. For performance-based award units that contain a market condition, the fair value of each award is estimated using a Monte Carlo simulation model. Expected market price volatility is based on historical volatility specific to the Common Shares. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The grant date fair value of stock option awards is estimated using a binomial model. Expected market price volatility is based on implied volatilities from traded options on Common Shares and historical volatility specific to the Common Shares. Historical data, including demographic factors impacting historical exercise behavior, is used to estimate stock option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of stock options is based on historical experience and expectations for grants outstanding.
Vesting of performance-based award units depends on service and achievement of specified performance targets. Based on the extent to which the targets are achieved, vested shares may range from 0% to 325% of the target award amount. For performance-based award units that do not contain a market condition, the total amount of compensation expense recognized reflects management’s assessment of the probability that performance goals will be achieved. A cumulative adjustment is recognized to compensation expense in the current period to reflect any changes in the probability of achievement of performance goals. For performance-based award units that contain a market condition, compensation expense is recognized regardless of the extent to which the targets are achieved.
Restricted stock units, deferred stock units and performance-based award units receive dividend equivalents equal to the cash dividends earned during the vesting period that are only paid out upon vesting. Share-based award units are generally forfeited if a holder terminates employment or service with the Company prior to the vesting date, except in cases where associates are eligible for accelerated vesting based on having satisfied retirement requirements relating to age and years of service. The Company estimates that 15% of its share-based awards will be forfeited based on an analysis of historical trends. The Company evaluates the estimated forfeiture rate on an annual basis and makes adjustments as appropriate. Stock options have exercise prices equal to the market price of the underlying Common Shares on the grant date and a term of 10 years. If available, Scotts Miracle-Gro typically uses treasury shares, or if not available, newly-issued Common Shares, to settle vested share-based awards. The Company classifies share-based compensation expense within cost of sales or selling, general and administrative expenses to correspond with the same line item as cash compensation paid to associates. Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for share-based awards (excess tax benefits) are classified as operating cash inflows.
Cash and Cash Equivalents
Cash and cash equivalents are held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments. The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The Company maintains cash deposits in banks which from time to time exceed the amount of deposit insurance available. Management periodically assesses the financial condition of the Company’s banks and believes that the risk of any potential credit loss is minimal.
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

On October 27, 2023, the Company entered into the Master Receivables Purchase Agreement, under which the Company could sell up to $600.0 of available and eligible outstanding customer accounts receivable generated by sales to four specified customers. On September 1, 2024, the Company amended the Master Receivables Purchase Agreement to permit the Company to sell up to $750.0 of available and eligible outstanding customer accounts receivable generated by sales to five specified customers. The agreement is uncommitted and expires on September 1, 2025. The receivable sales are non-recourse to the Company, other than with respect to (i) repurchase obligations and indemnification obligations for any violations by the Company of its respective representations or obligations as seller or servicer and (ii) certain repurchase and payment obligations arising from any dilution of, or dispute with respect to, any purchased receivables that arise after the sale of such purchased receivables to the purchaser not contemplated in the applicable purchase price of such purchased receivable. The recourse obligations of the Company that may arise from time to time are supported by standby letters of credit of $75.0. Transactions under the Master Receivables Purchase Agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the buyer are classified as financing cash flows in the Consolidated Statements of Cash Flows. The Company records the discount on sales in the “Other (income) expense, net” line in the Consolidated Statements of Operations. At September 30, 2024, net receivables of $186.6 were derecognized. During fiscal 2024, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $1,938.6 and the total discount recorded on sales was $24.6.
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
Long-Lived Assets
Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $1.1, $2.1 and $2.2 during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income (loss) from operations.
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
The Company had non-cash investing activities of $16.3, $32.1 and $33.3 during fiscal 2024, fiscal 2023 and fiscal 2022, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Internal Use Software
The Company capitalizes certain qualifying costs incurred in the acquisition and development of software for internal use, including the costs of the software, materials, consultants, interest and payroll and payroll-related costs for associates during the application development stage. Internal and external costs incurred during the preliminary project stage and post implementation-operation stage, mainly training and maintenance costs, are expensed as incurred. Once the application is substantially complete and ready for its intended use, qualifying costs are amortized on a straight-line basis over the software’s estimated useful life. Capitalized internal use software is included in the “Property, plant and equipment, net” line in the Consolidated Balance Sheets. Capitalized software as a service is included in the “Prepaid and other current assets” line in the Consolidated Balance Sheets and is amortized using the straight-line method over the term of the hosting arrangement which typically ranges from 3 to 8 years.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not subject to amortization. These assets are reviewed for impairment by applying a fair-value based test on an annual basis as of the first day of the Company’s fiscal fourth quarter or more frequently if circumstances indicate impairment may have occurred. With respect to goodwill, the Company performs either a qualitative or quantitative evaluation for each of its reporting units. Factors considered in the qualitative test include reporting unit specific operating results as well as new events and circumstances impacting the operations or cash flows of the reporting units. For the quantitative test, the Company assesses goodwill for impairment by comparing the carrying value of its reporting units to their respective fair values. A reporting unit is defined as an operating segment or one level below an operating segment. The Company determines the fair value of its reporting units using an income-based approach incorporating assumptions it believes market participants would utilize. The income-based approach utilizes discounted cash flows that depend upon internally-developed forecasts based on annual budgets and longer-range strategic plans. The Company uses discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and in the internally-developed forecasts. To further substantiate fair value, the Company compares the aggregate fair value of the reporting units to the Company’s total market capitalization.
With respect to indefinite-lived intangible assets, the Company performs either a qualitative or quantitative evaluation for each asset. Factors considered in the qualitative test include asset specific operating results as well as new events and circumstances impacting the cash flows of the assets. For the quantitative test, the fair value of the Company’s indefinite-lived intangible assets is determined using an income-based approach utilizing discounted cash flows and incorporating assumptions the Company believes market participants would utilize. For trade names, fair value is determined using a relief-from-royalty methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow and profitability.
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

Investments in Securities
Convertible debt investments are classified as “available for sale,” are reported at fair value and are presented in the “Other assets” line in the Consolidated Balance Sheets. If the fair value of an available for sale investment is less than its amortized cost basis at the balance sheet date, the impairment is either temporary or other-than-temporary. If a decline in fair value is considered to be temporary at the balance sheet date, unrealized gains and losses are included in accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets. If management intends to sell the security or if it is more likely than not that the Company will have to sell the security, an other-than-temporary impairment is considered to have occurred and an amount equal to the difference between the investment’s amortized cost basis and its fair value at the balance sheet date will be charged to earnings. If a decline in fair value is considered to be other-than-temporary at the balance sheet date and management can assert that it does not intend to sell the security and it is not more likely than not that it will have to sell the security before recovering its amortized cost basis (net of allowance), an allowance for credit losses (impairment), including any write-off of accrued interest receivable, is charged to earnings. This impairment allowance is separated into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) the amount related to all other factors (recorded in other comprehensive income / loss). Interest income is recorded on an accrual basis and is classified in the “Other non-operating (income) expense, net” line in the Consolidated Statements of Operations.
Supplier Finance Program
The Company has an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance payment obligations of the Company with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance payment obligations of the Company prior to their scheduled due dates at a discounted price to the participating financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that the Company negotiates with its suppliers are consistent, regardless of whether a supplier participates in the program. The Company’s current payment terms with a majority of its suppliers generally range from 30 to 60 days, which the Company deems to be commercially reasonable. The Company’s outstanding payment obligations under its supplier finance program were $12.5 and $18.3 at September 30, 2024 and 2023, respectively, and are recorded within accounts payable in the Consolidated Balance Sheets. The associated payments were $245.5 and $185.3 for fiscal 2024 and fiscal 2023, respectively, and are classified as operating activities in the Consolidated Statements of Cash Flows.
Insurance and Self-Insurance
The Company maintains insurance for certain risks, including property damage, management liability, cargo liability, cyber threats, workers compensation and general liability losses, and is self-insured for employee-related health care benefits up to a specified level for individual claims. The Company accrues for the expected costs associated with these risks by considering historical claims experience, demographic factors, severity factors and other relevant information. Costs are recognized in the period the claim is incurred, and accruals include an actuarially determined estimate of claims incurred but not yet reported.
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
Translation of Foreign Currencies
The functional currency for each Scotts Miracle-Gro subsidiary is generally its local currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each fiscal year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in AOCL within shareholders’ equity (deficit). Foreign exchange transaction gains and losses are included in the determination of net income and classified as “Other (income) expense, net” in the Consolidated Statements of Operations. The Company recognized foreign exchange transaction (gains) losses of $(0.4), $1.3 and $1.3 during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Derivative Instruments
The Company is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. A variety of financial instruments, including forwards, futures and swap contracts, are used to manage these exposures. These financial instruments are recognized at fair value in the Consolidated Balance Sheets, and all changes in fair value are recognized in net income (loss) or shareholders’ equity (deficit) through AOCL. The Company’s objective in managing these exposures is to better control these elements of cost and mitigate the earnings and cash flow volatility associated with changes in the applicable rates and prices.
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Statements of Cash Flows
Supplemental cash flow information was as follows:

	Year Ended September 30,
	2024	2023	2022
Interest paid	$157.7	$173.5	$112.5
Income taxes paid (refunded), net	9.4	(18.2)	27.2
During fiscal 2024, the Company acquired an additional equity interest in Bonnie Plants, LLC for $21.4, which was classified as an investing activity in the Consolidated Statements of Cash Flows. During fiscal 2023, the Company received proceeds of $37.0 related to the payoff of seller financing that the Company provided in connection with a fiscal 2017 divestiture, which was classified as an investing activity in the Consolidated Statements of Cash Flows. During fiscal 2022, the Company made an additional investment in RIV Capital Inc. (“RIV Capital”) in the form of a $25.0 convertible note, which was classified as an investing activity in the Consolidated Statements of Cash Flows. The Company received (paid) cash of $2.6, $(12.4) and $29.3 during fiscal 2024, fiscal 2023 and fiscal 2022, respectively, primarily associated with currency forward contracts, which was classified as an investing activity in the “Other investing, net” line in the Consolidated Statements of Cash Flows. Cash flow from operating activities in fiscal 2022 was favorably impacted by extended payment terms with vendors for payments originally due in the final weeks of fiscal 2022 that were paid in the first quarter of fiscal 2023.
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires disaggregated disclosures on an annual and interim basis, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the statement of operations. ASU No. 2024-03 is to be applied prospectively, with the option to apply the standard retrospectively, effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 2. REVENUE RECOGNITION
Nature of Goods and Services
The Company’s revenue is primarily generated from sales of branded and private label lawn and garden care and indoor and hydroponic gardening finished products to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, e-commerce platforms, food and drug stores, indoor gardening and hydroponic product distributors, retailers and growers. In addition to product sales, the Company acts as the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries, and performs certain other services under ancillary agreements with Monsanto. Refer to “NOTE 20. SEGMENT INFORMATION” for disaggregated revenue information and “NOTE 6. MARKETING AGREEMENT” for revenue information related to the Monsanto agreements.
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

NOTE 3.  IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Year Ended September 30,
	2024	2023	2022
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$72.9	$148.5	$143.6
Property, plant and equipment impairments	5.3	11.4	16.6
Right-of-use asset impairments	5.3	25.8	—
Operating expenses—impairment, restructuring and other:
Convertible debt other-than-temporary impairments	64.6	101.3	—
Goodwill and intangible asset impairments	2.5	127.9	668.3
Restructuring and other charges (recoveries), net	(4.3)	51.2	40.9
Gains on sale of property, plant and equipment	—	—	(16.2)
Total impairment, restructuring and other charges	$146.3	$466.1	$853.2
The following table summarizes the activity related to liabilities associated with restructuring activities for each of the periods presented:

	Year Ended September 30,
	2024	2023	2022
Amounts accrued at beginning of year	$40.5	$31.5	$1.9
Restructuring charges	11.8	55.6	47.1
Payments	(33.4)	(46.6)	(17.5)
Amounts accrued at end of year	$18.9	$40.5	$31.5
As of September 30, 2024, restructuring accruals include $5.7 that is classified as long-term.
During fiscal 2024 and fiscal 2023, the Company recorded non-cash, pre-tax other-than-temporary impairment charges related to its convertible debt investments of $64.6 and $101.3, respectively, in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Refer to “NOTE 16. FAIR VALUE MEASUREMENTS” for more information regarding convertible debt investments.
During fiscal 2024, the Company recorded a gain of $12.1 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with a payment received in resolution of a dispute with the former ownership group of a business that was acquired in fiscal 2022.
During fiscal 2022, the Company began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, the Company reduced the size of its supply chain network, reduced staffing levels and implemented other cost-reduction initiatives. The Company also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce on hand inventory to align with the reduced network capacity. During fiscal 2024, the Company incurred costs of $89.4 associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets, intangible assets, property, plant and equipment and software. The Company incurred costs of $11.3 in its U.S. Consumer segment and $71.8 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2024. The Company incurred costs of $1.5 in its U.S. Consumer segment, $1.0 in its Hawthorne segment, $1.1 in its Other segment and $2.4 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2024. During fiscal 2023, the Company incurred costs of $229.0 associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. The Company incurred costs of $16.3 in its U.S. Consumer segment and $168.5 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2023. The Company incurred costs of $7.7 in its U.S. Consumer segment, $20.7 in its Hawthorne segment, $0.8 in its Other segment and $14.9 at Corporate in the “Impairment, restructuring and other”

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

line in the Consolidated Statements of Operations during fiscal 2023. During fiscal 2022, the Company incurred costs of $65.2 associated with this restructuring initiative primarily related to employee termination benefits and impairment of property, plant and equipment. The Company incurred costs of $9.7 in its U.S. Consumer segment and $27.1 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2022. The Company incurred costs of $11.9 in its U.S. Consumer segment, $8.1 in its Hawthorne segment, $0.7 in its Other segment and $7.7 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2022. Costs incurred since the inception of this restructuring initiative through September 30, 2024 were $58.3 for the U.S. Consumer segment, $297.2 for the Hawthorne segment, $2.9 for the Other segment and $25.1 at Corporate.
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

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS, NET
The following table displays a rollforward of the carrying amount of goodwill by reportable segment:

	U.S. Consumer	Hawthorne	Other	Total
Goodwill	$245.7	$617.0	$10.1	$872.8
Accumulated impairment losses	(1.8)	(617.0)	—	(618.8)
Balance at September 30, 2022	243.9	—	10.1	254.0
Foreign currency translation	—	—	0.2	0.2
Impairment	—	—	(10.3)	(10.3)

Goodwill	245.7	617.0	10.3	873.0
Accumulated impairment losses	(1.8)	(617.0)	(10.3)	(629.1)
Balance at September 30, 2023	243.9	—	—	243.9

Goodwill	245.7	617.0	10.3	873.0
Accumulated impairment losses	(1.8)	(617.0)	(10.3)	(629.1)
Balance at September 30, 2024	$243.9	$—	$—	$243.9

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table presents intangible assets, net of accumulated amortization and impairment charges:

	September 30, 2024			September 30, 2023
	Gross Carrying Amount	Accumulated Amortization/ Impairment Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization/ Impairment Charges	Net Carrying Amount
Finite-lived intangible assets:
Trade names	$325.8	$(272.8)	$53.0	$322.4	$(260.7)	$61.7
Customer relationships	253.1	(223.9)	29.2	251.5	(216.1)	35.4
Technology	50.2	(45.5)	4.7	50.1	(44.5)	5.6
Other	35.0	(27.0)	8.0	34.9	(24.8)	10.1
Total finite-lived intangible assets, net			94.9			112.8
Indefinite-lived intangible assets:
Indefinite-lived trade names			168.2			168.2
Roundup® marketing agreement amendment			155.7			155.7
Total indefinite-lived intangible assets			323.9			323.9
Total intangible assets, net			$418.8			$436.7
During fiscal 2023, the Company identified circumstances that indicated the carrying amounts of Hawthorne’s long-lived assets, including trade names and customer relationships, may not be recoverable. Accordingly, the Company performed a recoverability test for long-lived assets during the fourth quarter of fiscal 2023. The Company concluded that the carrying value of these long-lived assets exceeded their estimated fair value and recorded non-cash, pre-tax impairment charges of $72.0 related to trade names and $45.7 related to customer relationships during the fourth quarter of fiscal 2023 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The fair values of long-lived assets were determined using income-based approaches, including the relief-from-royalty method for trade names, that include market participant expectations of cash flows that the assets will generate over the remaining useful life discounted to present value using an appropriate discount rate. These fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
The Company performed annual goodwill impairment testing as of the first day of its fourth quarter of fiscal 2023. This test resulted in a non-cash, pre-tax goodwill impairment charge of $10.3 related to the Other segment, which was recorded during the fourth quarter of fiscal 2023 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The carrying value of goodwill of the Other segment reporting unit after recognizing the impairment is zero. The estimated fair value of the Other segment reporting unit was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to the operating performance of the reporting unit. The fair value estimate utilizes significant unobservable inputs and thus represents a Level 3 fair value measurement.
Total amortization expense was $15.7, $25.2 and $37.1 for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Amortization expense is estimated to be as follows for the years ending September 30:

2025	$12.6
2026	11.5
2027	10.7
2028	9.1
2029	6.9

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 5.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS
The following presents detail regarding certain financial statement accounts:

	September 30,
	2024	2023
INVENTORIES:
Raw materials	$256.8	$272.5
Finished goods	246.6	506.2
Work-in-progress	84.1	101.6
	$587.5	$880.3
PROPERTY, PLANT AND EQUIPMENT, NET:
Machinery and equipment	$683.6	$651.7
Buildings	305.8	277.1
Land and improvements	152.9	149.0
Software	107.2	109.9
Construction in progress	78.7	104.6
Furniture and fixtures	62.6	62.3
Finance leases	24.1	21.1
	1,414.9	1,375.7
Less: accumulated depreciation	(805.4)	(765.4)
	$609.5	$610.3
OTHER ASSETS:
Operating lease right-of-use assets	$265.4	$262.6
Net deferred tax assets	191.3	189.8
Accrued pension, postretirement and executive retirement assets	62.7	64.1
Convertible debt investments	45.8	85.8
Other	8.9	30.8
	$574.1	$633.1

	September 30,
	2024	2023
OTHER CURRENT LIABILITIES:
Advertising and promotional accruals	$131.2	$143.0
Current operating lease liabilities	75.3	76.4
Payroll and other compensation accruals	72.0	51.2
Accrued interest	29.4	31.9
Accrued taxes	16.7	28.5
Other	118.4	119.2
	$443.0	$450.2
OTHER NON-CURRENT LIABILITIES:
Non-current operating lease liabilities	$215.8	$220.1
Accrued pension, postretirement and executive retirement liabilities	73.0	76.7
Net deferred tax liabilities	7.0	1.1
Other	42.2	52.0
	$338.0	$349.9

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

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
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Consolidated Statements of Operations are as follows:

	Year Ended September 30
	2024	2023	2022
Gross commission	$90.8	$75.7	$83.4
Contribution expenses	(18.0)	(18.0)	(18.0)
Net commission	72.8	57.7	65.4
Reimbursements associated with Roundup® marketing agreement	91.2	82.5	67.9
Total net sales associated with Roundup® marketing agreement	$164.0	$140.2	$133.3

NOTE 7.  ACQUISITIONS AND INVESTMENTS
CYCO
On April 28, 2022, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of S.J. Enterprises PTY LTD, d.b.a. CYCO (“CYCO”), an Australia-based provider of premium nutrients, additives and growing media products for indoor growing sold mostly in the United States, for an estimated purchase price of $37.3. The purchase price includes contingent consideration, a non-cash investing activity, with an initial fair value of $3.1 and a maximum payout of $10.0, which is based on the achievement of certain performance metrics through December 31, 2024 and is not expected to be paid. Prior to the transaction, the Company served as the exclusive distributor of CYCO’s products in the United States. The valuation of the acquired assets included (i) $1.3 of inventory, (ii) $10.5 of finite-lived identifiable intangible assets and (iii) $25.6 of tax-deductible goodwill. Identifiable intangible assets included trade names, customer relationships and non-compete agreements with initial useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Luxx Lighting
On December 30, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of Luxx Lighting, Inc., a provider of lighting products for indoor growing. The purchase price was $213.2, a portion of which was paid by the issuance of 0.1 million Common Shares, a non-cash investing and financing activity, with a fair value of $21.0 based on the share price at the time of payment. The valuation of the acquired assets included (i) $32.8 of inventory and accounts receivable, (ii) $5.7 of other current assets, (iii) $24.2 of current liabilities, (iv) $47.3 of finite-lived identifiable intangible assets and (v) $151.6 of tax-deductible goodwill. Identifiable intangible assets included trade names, customer relationships and non-compete agreements with initial useful lives ranging between 5 and 25 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate. During the fourth quarter of fiscal 2022, the Company decided it would discontinue and exit the market for certain Hawthorne lighting products and brands, including Luxx Lighting, Inc. Refer to “NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER” for more information.
True Liberty Bags
On December 23, 2021, the Company’s Hawthorne segment completed the acquisition of substantially all of the assets of True Liberty Bags, a leading provider of liners and storage solutions to dry and cure plant products, for $10.1. The valuation of the acquired assets included (i) $1.1 of inventory, (ii) $5.8 of finite-lived identifiable intangible assets and (iii) $3.2 of tax-deductible goodwill. Identifiable intangible assets included trade names and customer relationships with initial useful lives of 15 years. The estimated fair values of the identifiable intangible assets were determined using an income-based approach, which includes market participant expectations of cash flows that an asset will generate over the remaining useful life discounted to present value using an appropriate discount rate.

NOTE 8. INVESTMENT IN UNCONSOLIDATED AFFILIATES
The Company holds a 50% equity interest in Bonnie Plants, LLC, a joint venture with AFC focused on planting, growing, developing, distributing, marketing and selling live plants. During the three months ended December 31, 2022, the Company and AFC amended the joint venture agreement to allow AFC to make an additional equity contribution to Bonnie Plants, LLC, and, as a result of this contribution by AFC, the Company’s equity interest in Bonnie Plants, LLC was reduced to 45%. On November 7, 2023, the Company purchased an additional 5% equity interest in Bonnie Plants, LLC from AFC for $21.4, which restored its total equity interest back to 50%. The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Bonnie Plants, LLC earnings reflected in the Consolidated Statements of Operations.
The Company recorded equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC of $68.1, $101.1 and $12.9 during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The Company recorded pre-tax impairment charges associated with its investment in Bonnie Plants, LLC of $61.9 and $94.7 in the “Equity in loss of unconsolidated affiliates” line in the Consolidated Statements of Operations during fiscal 2024 and fiscal 2023, respectively. The impairment charges were driven by revisions to the Company’s internal forecasts for Bonnie Plants, LLC in response to decreased sales volume and inflationary cost pressures. The estimated fair value of Bonnie Plants, LLC was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to the operating performance of the investment. The fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
As a result of the impairment charges recorded by the Company during fiscal 2024 and fiscal 2023, the carrying value of the Company’s equity method investment is lower than its interest in Bonnie Plants, LLC’s underlying net assets as of September 30, 2024. Of this basis difference, the majority relates to goodwill and indefinite-lived intangible assets recorded by Bonnie Plants, LLC, which are not amortized. The remaining amount relates to long-lived assets, including finite-lived intangible assets, and will be amortized over the remaining useful life of the long-lived assets.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 9.  RETIREMENT PLANS
The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. The Company matches 200% of associates’ initial 3% contribution and 50% of their remaining contribution up to 6%. The Company may make additional discretionary profit sharing matching contributions to eligible associates on their initial 4% contribution. The Company recorded expenses of $23.7, $24.1 and $28.3 associated with the plan in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
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
During fiscal 2023 and 2021, the defined benefit pension plans associated with the former business in the United Kingdom entered into buy-in insurance policies in exchange for premium payments of $76.3 and $67.7, respectively, which are subject to adjustment as a result of subsequent data cleansing activities. Under the terms of these buy-in insurance policies, the respective insurers are liable to pay the benefits to the plans, but the plans still retain full legal responsibility to pay benefits to plan participants using the insurance payments. The buy-in policies will be treated as assets of the plans going forward until such time as the buy-in policies are converted to buy-out policies, which is when individual insurance policies will be assigned to each plan participant and the plans will no longer have legal responsibility to pay the benefits to the plan participants.
The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about the Company’s defined benefit pension plans. The defined benefit pension plans are valued using a September 30 measurement date.

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2024	2023	2024	2023
Change in projected benefit obligation:
Benefit obligation at beginning of year	$71.8	$77.7	$108.5	$109.2
Interest cost	3.7	3.6	5.9	6.2
Actuarial (gain) loss	5.5	(2.5)	5.1	(11.0)
Benefits paid	(6.8)	(6.9)	(6.6)	(5.9)
Foreign currency translation	—	—	10.3	10.0
Projected benefit obligation (“PBO”) at end of year	$74.2	$71.8	$123.2	$108.5
Accumulated benefit obligation (“ABO”) at end of year	$74.2	$71.8	$123.2	$108.5
Change in plan assets:
Fair value of plan assets at beginning of year	$54.1	$59.1	$124.8	$128.9
Actual return on plan assets	7.1	1.7	10.0	(11.5)
Employer contribution	2.9	0.2	0.9	1.2
Benefits paid	(6.8)	(6.9)	(6.6)	(5.9)
Foreign currency translation	—	—	12.3	12.1
Fair value of plan assets at end of year	$57.3	$54.1	$141.4	$124.8
Overfunded (underfunded) status at end of year	$(16.9)	$(17.7)	$18.2	$16.3

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2024	2023	2024	2023
Information for pension plans with an ABO in excess of plan assets:
Accumulated benefit obligation	$74.2	$71.8	$12.0	$11.5
Fair value of plan assets	57.3	54.1	—	—
Information for pension plans with a PBO in excess of plan assets:
Projected benefit obligation	$74.2	$71.8	$12.0	$11.5
Fair value of plan assets	57.3	54.1	—	—
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$30.2	$27.8
Current liabilities	(0.2)	(0.2)	(0.9)	(0.9)
Non-current liabilities	(16.7)	(17.5)	(11.1)	(10.6)
Total amount accrued	$(16.9)	$(17.7)	$18.2	$16.3
Amounts recognized in AOCL consist of:
Actuarial loss	$34.1	$35.2	$64.1	$60.0
Prior service cost	—	—	2.3	2.1
Total amount recognized	$34.1	$35.2	$66.4	$62.1

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2024	2023	2024	2023
Total change in other comprehensive loss attributable to:
Net gain (loss) during the period	$(0.5)	$1.8	$(0.7)	$(6.0)
Reclassification to net earnings	1.7	1.8	2.3	2.0
Foreign currency translation	—	—	(5.9)	(4.8)
Total change in other comprehensive loss	$1.2	$3.6	$(4.3)	$(8.8)
Weighted average assumptions used in development of projected benefit obligation:
Discount rate	4.62%	5.54%	4.86%	5.38%

	U.S. Defined Benefit Pension Plans			International Defined Benefit Pension Plans
	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost (income):
Interest cost	$3.7	$3.6	$1.7	$5.9	$6.2	$3.0
Expected return on plan assets	(2.2)	(2.5)	(2.8)	(5.7)	(5.5)	(5.1)
Net amortization	1.7	1.8	1.7	2.3	2.0	1.3
Net periodic benefit cost (income)	$3.2	$2.9	$0.6	$2.5	$2.7	$(0.8)
Weighted average assumptions used in development of net periodic benefit cost (income):
Weighted average discount rate - interest cost	5.46%	4.87%	1.74%	5.38%	5.29%	1.64%
Expected return on plan assets	4.25%	4.50%	3.50%	4.42%	3.91%	2.37%

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

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

	U.S. Defined Benefit Pension Plans	International Defined Benefit Pension Plans
Other information:
Plan asset allocations:
Target for September 30, 2025:
Equity securities	19%	—%
Debt securities	76%	—%
Real estate securities	3%	—%
Cash and cash equivalents	2%	15%
Insurance contracts	—%	85%
September 30, 2024
Equity securities	19%	—%
Debt securities	74%	—%
Real estate securities	2%	—%
Cash and cash equivalents	5%	15%
Insurance contracts	—%	85%
September 30, 2023
Equity securities	18%	—%
Debt securities	75%	5%
Real estate securities	3%	—%
Cash and cash equivalents	4%	11%
Insurance contracts	—%	84%

Expected company contributions in fiscal 2025	$2.7	$0.9
Expected future benefit payments:
2025	$7.5	$7.3
2026	7.0	7.4
2027	6.9	7.4
2028	6.7	7.6
2029	6.5	7.8
2030 – 2034	28.4	40.5

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following tables set forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy:

	Fair Value Hierarchy Level	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
		2024	2023	2024	2023
Cash and cash equivalents	Level 1	$2.6	$2.2	$21.9	$14.0
Insurance contracts	Level 3	—	—	119.5	104.3
Total assets in the fair value hierarchy		$2.6	$2.2	$141.4	$118.3
Common collective trusts measured at net asset value
Real estate		$1.4	$1.8	$—	$—
Equities		10.9	10.0	—	—
Fixed income		42.4	40.1	—	6.5
Total common collective trusts measured at net asset value		54.7	51.9	—	6.5
Total assets at fair value		$57.3	$54.1	$141.4	$124.8
The carrying value of cash equivalents approximated their aggregate fair value as of September 30, 2024 and 2023. The valuation of the buy-in insurance policies was calculated on an insurer pricing basis updated for changes in market implied insurance pricing, market rates, and inflation, and was estimated using unobservable inputs. Common collective trusts are not publicly traded and were valued at a net asset value unit price determined by the portfolio’s sponsor based on the fair value of underlying assets held by the common collective trust on September 30, 2024 and 2023. The common collective trusts hold underlying investments that have prices derived from quoted prices in active markets. The underlying assets are principally marketable equity and fixed income securities.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 10.  ASSOCIATE MEDICAL BENEFITS
The Company provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $1.0 per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred and was $42.5, $40.1 and $46.6 in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
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

	2024	2023
Change in Accumulated Plan Benefit Obligation (“APBO”):
Benefit obligation at beginning of year	$13.3	$15.7
Service cost	0.1	0.1
Interest cost	0.8	0.8
Plan participants’ contributions	0.3	0.4
Actuarial (gain) loss	1.5	(2.2)
Benefits paid	(2.2)	(1.5)
Benefit obligation at end of year	$13.8	$13.3
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1.9	1.1
Plan participants’ contributions	0.3	0.4
Gross benefits paid	(2.2)	(1.5)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(13.8)	$(13.3)

	2024	2023
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(1.3)	$(1.4)
Non-current liabilities	(12.5)	(11.9)
Total amount accrued	$(13.8)	$(13.3)
Amounts recognized in accumulated other comprehensive (income) loss consist of:
Actuarial gain	$(1.3)	$(3.4)
Total accumulated other comprehensive income	$(1.3)	$(3.4)
Total change in other comprehensive income attributable to:
Gain (loss) during the period	$(1.5)	$2.2
Reclassification to net earnings	(0.6)	(0.2)
Total change in other comprehensive income	$(2.1)	$2.0

Discount rate used in development of APBO	4.86%	5.98%
Net periodic benefit cost (income) was $0.3, $0.7 and $(0.2) during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. For measurement as of September 30, 2024, management has assumed that health care costs will increase at an annual rate of 6.50%, and thereafter decrease to an ultimate trend rate of 4.50% in 2033.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated:

	Gross Benefit Payments	Retiree Contributions	Net Company Payments
2025	$1.6	$(0.3)	$1.3
2026	1.8	(0.4)	1.3
2027	1.9	(0.6)	1.4
2028	2.0	(0.7)	1.3
2029	2.1	(0.7)	1.3
2030 – 2034	9.5	(3.7)	5.7

NOTE 11.  DEBT
The components of debt are as follows:

	September 30,
	2024	2023
Credit Facilities:
Revolving loans	$—	$88.3
Term loans	625.0	925.0
Senior Notes due 2031 – 4.000%	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0
Finance lease obligations	17.8	16.9
Other	—	0.4
Total debt	2,242.8	2,630.6
Less current portions	52.6	52.3
Less unamortized debt issuance costs	16.0	20.9
Long-term debt	$2,174.2	$2,557.4
The Company’s aggregate scheduled maturities of debt by fiscal year, excluding finance lease obligations, are as follows:

2025	$50.0
2026	50.0
2027	775.0
2028	—
2029	—
Thereafter	1,350.0
$2,225.0
Credit Facilities
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
On July 31, 2023, the Company entered into Amendment No. 2 to the Sixth A&R Credit Agreement. Amendment No. 2 (i) reduces the revolving loan commitments by $250.0; (ii) increases the maximum permitted leverage ratio for the quarterly leverage covenant during the Leverage Adjustment Period; (iii) replaces the interest coverage covenant with a fixed charge coverage covenant; (iv) increases the interest rate applicable to borrowings under the revolving credit facility and the term loan facility by 25 bps for each existing pricing tier and adds a pricing tier applicable to periods when the leverage ratio exceeds 6.00; (v) limits the amount of certain incremental investments, loans and advances to $25.0 during the Leverage Adjustment Period; and (vi) adds the Company’s intellectual property (subject to certain exceptions) as collateral to secure its obligations under the Sixth A&R Credit Agreement. Additionally, Amendment No. 2 limits the Company’s ability to declare or pay any discretionary dividends, distributions or other restricted payments during the Leverage Adjustment Period to only the payment of (i) regularly scheduled cash dividends to holders of its Common Shares in an aggregate amount not to exceed $225.0 per fiscal year and (ii) other dividends, distributions or restricted payments in an aggregate amount not to exceed $25.0. Amendment No. 2 also subjects the Company’s ability to make certain investments to pro forma compliance with certain leverage levels specified in Amendment No. 2. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement is secured by (i) a perfected first priority security interest in all of the accounts receivable, inventory, equipment and intellectual property (subject to certain exceptions) of Scotts Miracle-Gro and certain of its domestic subsidiaries and (ii) the pledge of all of the capital stock of certain of Scotts Miracle-Gro’s domestic subsidiaries and a portion of the capital stock of certain of its foreign subsidiaries.
At September 30, 2024, the Company had letters of credit outstanding in the aggregate principal amount of $83.0, and had $1,167.0 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 9.1%, 7.6% and 2.8% for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
During fiscal 2024, the Company used available cash on hand to make repayments on the term loan of the Sixth A&R Credit Agreement in the amount of $250.0, which was applied to the outstanding principal amount.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters calculated as average total indebtedness, divided by the Company’s Adjusted EBITDA. Pursuant to Amendment No. 2, the maximum permitted leverage ratio is (i) 6.00 for the fourth quarter of fiscal 2024, (ii) 5.50 for the first quarter of fiscal 2025, (iii) 5.25 for the second quarter of fiscal 2025, (iv) 5.00 for the third quarter of fiscal 2025, (v) 4.75 for the fourth quarter of fiscal 2025 and (vi) 4.50 for the first quarter of fiscal 2026 and thereafter. The Company’s leverage ratio was 4.86 at September 30, 2024. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s fixed charge coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA minus capital expenditures and expense for taxes paid in cash, divided by the sum of interest expense plus restricted payments, as described in Amendment No. 2. The minimum required fixed charge coverage ratio is 1.00. The Company’s fixed charge coverage ratio was 1.27 for the twelve months ended September 30, 2024.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

As of September 30, 2024, the Company was in compliance with all applicable covenants in the agreements governing its debt. Based on the Company’s projections of its financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-K, the Company expects to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, the Company’s assessment of its ability to meet its future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes, and cause the Senior Notes to become due and payable at that time. As of September 30, 2024, the Company’s indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $2,225.0. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
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
The Senior Notes contain an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings. The minimum required interest coverage ratio is 2.00. The Company’s interest coverage ratio was 3.57 for the twelve months ended September 30, 2024.
Receivables Facility
On April 7, 2017, the Company entered into the Receivables Facility, under which the Company could sell a portfolio of available and eligible outstanding customer accounts receivable to the purchasers subject to agreeing to repurchase the receivables on a weekly basis. The eligible accounts receivable consisted of accounts receivable generated by sales to three specified customers. The eligible amount of customer accounts receivables which could be sold under the Receivables Facility was $400.0. The Receivables Facility expired on August 18, 2023. The sale of receivables under the Receivables Facility was accounted for as short-term debt and the Company continued to carry the receivables on its Consolidated Balance Sheets, primarily as a result of its requirement to repurchase receivables sold.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of September 30, 2024 and 2023 had a maximum total U.S. dollar equivalent notional amount of $450.0 and $600.0, respectively. During fiscal 2024, the Company terminated an interest rate swap agreement in exchange for a cash payment of $11.0. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at September 30, 2024 are shown in the table below:

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
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt, including the impact of interest rate swaps, were 5.8%, 5.4% and 3.6% for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

NOTE 12.  EQUITY (DEFICIT)
Authorized and issued shares consisted of the following (in millions):

September 30,
	2024	2023
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $0.01 stated value per share:
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares
In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2024, the former shareholders of Miracle-Gro, including the Hagedorn Partnership, L.P., owned approximately 24% of Scotts Miracle-Gro’s outstanding Common Shares and, therefore, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.
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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Accumulated Other Comprehensive Loss
Changes in AOCL by component were as follows for the fiscal years ended September 30:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Loss On Securities	Pension and Other Post- Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2021	$(1.7)	$10.2	$(2.3)	$(72.5)	$(66.4)
Other comprehensive income (loss) before reclassifications	(27.2)	40.1	(102.0)	(7.3)	(96.4)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(9.1)	—	11.7	2.6
Income tax benefit (expense)	—	(7.9)	24.6	(1.1)	15.6
Net current period other comprehensive income (loss)	(27.2)	23.1	(77.4)	3.3	(78.2)
Balance at September 30, 2022	(28.9)	33.3	(79.7)	(69.3)	(144.6)
Other comprehensive income (loss) before reclassifications	7.0	5.6	(34.9)	(2.5)	(24.8)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(23.3)	101.3	(1.6)	76.4
Income tax benefit (expense)	—	4.5	(25.3)	1.0	(19.8)
Net current period other comprehensive income (loss)	7.0	(13.2)	41.1	(3.1)	31.8
Balance at September 30, 2023	(21.9)	20.1	(38.6)	(72.4)	(112.8)
Other comprehensive income (loss) before reclassifications	0.6	(10.6)	(40.4)	(2.8)	(53.2)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(9.7)	64.6	(2.7)	52.2
Income tax benefit (expense)	—	5.1	—	1.4	6.5
Net current period other comprehensive income (loss)	0.6	(15.2)	24.2	(4.1)	5.5
Balance at September 30, 2024	$(21.3)	$4.9	$(14.4)	$(76.5)	$(107.3)
The sum of the components may not equal due to rounding.
Share Repurchases
On February 6, 2020, Scotts Miracle-Gro announced that its Board of Directors authorized the repurchase of up to $750.0 of Common Shares from April 30, 2020 through March 25, 2023. There were no share repurchases under this share repurchase authorization during fiscal 2023 through its expiration on March 25, 2023. During fiscal 2022, Scotts Miracle-Gro repurchased 1.1 million Common Shares under this share repurchase authorization for $175.0. Treasury share purchases also include cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $5.1, $9.3 and $82.9 for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Share-Based Awards
In January 2024, the shareholders of Scotts Miracle-Gro approved an amendment and restatement of The Scotts Miracle-Gro Company Long-Term Incentive Plan. As of September 30, 2024, the Company is authorized under this plan to grant up to approximately 7.9 million Common Shares, which includes an estimate of the number of Common Shares subject to outstanding awards under the plan that terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid. At September 30, 2024, approximately 3.6 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards. Common Shares held in treasury totaling 0.3 million, 0.4 million and 0.9 million were reissued in support of share-based compensation awards under this plan and employee purchases under the employee stock purchase plan during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Subsequent to September 30, 2024, the Company awarded stock options representing 0.3 million Common Shares to associates with an estimated grant date fair value of $9.8.
Total share-based compensation was as follows for each of the periods indicated:

	Year Ended September 30,
	2024	2023	2022
Share-based compensation	$79.8	$68.1	$30.3
Related tax benefit recognized	14.8	15.6	4.9
Excess tax benefit (tax deficiency) related to share-based compensation was $(3.0), $(1.5) and $14.8 for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Stock Options
Stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price	Wtd Avg Remaining Life	Aggregate Intrinsic Value
Awards outstanding at September 30, 2023	1,191,183	$76.64	6.6 years
Granted	1,356,698	53.75
Exercised	(35,027)	58.52
Forfeited	(135,182)	55.69
Awards outstanding at September 30, 2024	2,377,672	65.03	7.5 years	$71.4
Exercisable	493,832	108.97	2.6 years	8.9
The weighted average fair value per share of each option granted during fiscal 2024 and fiscal 2023 was $15.25 and $14.25, respectively. There were no options granted during fiscal 2022. The total intrinsic value of options exercised during fiscal 2024 was $0.6. There were no options exercised during fiscal 2023 or fiscal 2022. As of September 30, 2024, there was $9.4 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.0 years. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $3.8, $2.3 and $3.3 for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
The weighted average assumptions used in the estimation of fair value for awards granted in fiscal 2024 are as follows:

Expected volatility	38.8%
Risk-free interest rate	4.7%
Expected dividend yield	4.1%
Expected life	6.1 years

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2023	611,838	$89.10
Granted	363,264	55.12
Vested	(77,826)	182.87
Forfeited	(130,892)	59.40
Awards outstanding at September 30, 2024	766,384	68.54
The weighted-average grant-date fair value of restricted stock-based awards granted during fiscal 2024, fiscal 2023 and fiscal 2022 was $55.12, $59.48 and $109.10 per share, respectively. As of September 30, 2024, there was $9.9 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted stock-based awards that is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of restricted stock units and deferred stock units vested during fiscal 2024, fiscal 2023 and fiscal 2022 was $4.6, $11.2 and $28.2, respectively.
Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2023	544,790	$76.85
Granted	240,677	74.57
Vested (a)	(181,791)	59.88
Forfeited	(194,246)	65.89
Awards outstanding at September 30, 2024	409,430	86.61
(a)Vested at a weighted average of 100% of the target performance share units granted.
The weighted-average grant-date fair value of performance-based award units granted during fiscal 2024, fiscal 2023 and fiscal 2022 was $74.57, $66.00 and $132.74 per share, respectively. As of September 30, 2024, there was $7.6 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based award units that is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of performance-based award unit vested during fiscal 2024, fiscal 2023 and fiscal 2022 was $10.6, $17.4 and $182.5, respectively.
During fiscal 2024, the Company granted performance-based award units with a three-year vesting period that include a performance target based on the Company’s total shareholder return relative to a Company selected peer group, among other financial targets. Details of the assumptions used in the estimation of fair value for these awards are as follows:

Expected volatility	36.6%
Risk-free interest rate	4.5%

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

For fiscal 2024, the Company is granting short-term equity incentive compensation awards to certain associates in the form of performance-based award units in lieu of cash-based annual incentive awards. Subsequent to September 30, 2024, awards representing 0.3 million Common Shares were granted and vested on the incentive payout date. The number of performance-based award units that the Company ultimately issued to participating associates was based on the incentive payout amount determined for each employee that was then converted into a variable number of performance-based award units based on the fair value of the Common Shares on the grant date. The awards were classified as liability awards and, as of September 30, 2024, the Company had accrued $20.2 in the “Other current liabilities” line in the Consolidated Balance Sheets and there was $0.0 unrecognized pre-tax compensation cost associated with these awards. The units associated with these awards are excluded from the table above.
Restricted shares issued to vendor
During fiscal 2024 and fiscal 2023, the Company issued 0.3 million and 0.8 million restricted shares, respectively, with a weighted-average grant date fair value of $69.88 and $52.44 per share, respectively, out of its treasury shares to a vendor in exchange for advertising services. As of September 30, 2024, there was $20.0 of total unrecognized pre-tax compensation cost related to these restricted shares that is expected to be recognized during fiscal 2025, when the services are performed.

NOTE 13.  EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted net loss per Common Share for the periods indicated:

	Year Ended September 30,
	2024	2023	2022
Net loss	$(34.9)	$(380.1)	$(437.5)
Basic net loss per common share:
Weighted-average common shares outstanding during the period	56.8	56.0	55.5
Basic net loss per common share	$(0.61)	$(6.79)	$(7.88)
Diluted net loss per common share:
Weighted-average common shares outstanding during the period	56.8	56.0	55.5
Dilutive potential common shares	—	—	—
Weighted-average number of common shares outstanding and dilutive potential common shares	56.8	56.0	55.5
Diluted net loss per common share	$(0.61)	$(6.79)	$(7.88)

Antidilutive stock options outstanding	0.4	0.4	0.2
Diluted average common shares used in the diluted loss per common share calculation for fiscal 2024, fiscal 2023 and fiscal 2022 were 56.8 million, 56.0 million and 55.5 million, respectively, which excluded potential common shares of 0.9 million, 0.4 million and 0.6 million, respectively, because the effect of their inclusion would be anti-dilutive as the Company incurred a net loss for fiscal 2024, 2023 and 2022.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 14.  INCOME TAXES
The provision (benefit) for income taxes consisted of the following:

	Year Ended September 30,
	2024	2023	2022
Current:
Federal	$2.4	$3.7	$22.8
State	2.5	0.6	9.3
Foreign	(5.3)	1.6	8.7
Total current	(0.4)	5.9	40.8
Deferred:
Federal	11.6	(62.1)	(125.5)
State	(3.8)	(5.2)	(23.3)
Foreign	3.9	(11.8)	(12.6)
Total deferred	11.7	(79.1)	(161.4)
Income tax expense (benefit)	$11.3	$(73.2)	$(120.6)
The domestic and foreign components of loss before income taxes were as follows:

	Year Ended September 30,
	2024	2023	2022
Domestic	$(10.8)	$(376.2)	$(427.3)
Foreign	(12.8)	(77.1)	(130.8)
Loss before income taxes	$(23.6)	$(453.3)	$(558.1)
A reconciliation of the federal corporate income tax rate and the effective tax rate on loss before income taxes is summarized below:

	Year Ended September 30,
	2024	2023	2022
Statutory income tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	(2.0)	0.2	(1.6)
State taxes, net of federal benefit	8.0	3.2	2.6
Effect of other permanent differences	(32.8)	(0.8)	2.8
Research and Experimentation and other federal tax credits	2.9	0.2	0.2
Effect of tax contingencies	3.7	0.1	(1.8)
Change in valuation allowances	(57.4)	(8.7)	(0.9)
Other	8.7	1.0	(0.7)
Effective income tax rate	(47.9)%	16.2%	21.6%

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows:

	September 30,
	2024	2023
DEFERRED TAX ASSETS
Lease liabilities	$67.6	$70.0
Intangible assets	62.2	79.2
Net operating loss carryovers	56.4	67.3
Interest limitation carryforward	55.9	35.9
Convertible debt investments	43.6	33.4
Accrued liabilities	43.2	48.7
Outside basis difference in equity investments	23.1	10.4
Inventories	16.1	26.1
Foreign tax credit carryovers	15.2	16.3
Other	22.4	23.8
Gross deferred tax assets	405.7	411.1
Valuation allowance	(96.5)	(87.7)
Total deferred tax assets	309.2	323.4
DEFERRED TAX LIABILITIES
Lease right-of-use assets	(62.0)	(62.1)
Property, plant and equipment	(58.5)	(62.7)
Other	(4.4)	(9.9)
Total deferred tax liabilities	(124.9)	(134.7)
Net deferred tax asset	$184.3	$188.7
At September 30, 2024 and 2023, after netting by taxing jurisdiction, net deferred tax assets of $191.3 and $189.8, respectively, were recorded in the “Other assets” line in the Consolidated Balance Sheets, and net deferred tax liabilities of $7.0 and $1.1, respectively, were recorded in the “Other liabilities” line in the Consolidated Balance Sheets.
GAAP requires that a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were recorded against $96.5 and $87.7 of deferred tax assets as of September 30, 2024 and 2023, respectively. Most of these valuation allowances relate to losses on convertible debt investments, credits, and net operating losses (“NOLs”), as explained further below.
Deferred tax assets related to unrealized losses on convertible debt investments were $43.6 and $33.4 at September 30, 2024 and 2023, respectively. A full valuation allowance was recorded against these losses at September 30, 2024 and 2023 as the Company does not expect to utilize them prior to their expiration.
Deferred tax assets related to foreign tax credits were $15.2 and $16.3 at September 30, 2024 and 2023, respectively. A full valuation allowance was recorded against these credits as of September 30, 2024 and 2023 as the Company does not expect to utilize them prior to their expiration. Tax benefits associated with state tax credits will also expire if not utilized and amounted to $1.0 and $1.4 at September 30, 2024 and 2023, respectively. A valuation allowance in the amount of $0.8 and $1.3 was recorded at September 30, 2024 and 2023, respectively, related to state credits the Company does not expect to utilize.
Deferred tax assets related to certain federal NOLs subject to limitation under IRC §382 from current and prior ownership changes were $9.9 and $10.5 at September 30, 2024 and 2023, respectively. These NOLs will be subject to expiration gradually from fiscal year end 2024 through fiscal year end 2032. The Company determined that a portion of these deferred tax assets will expire unutilized due to the closing of statutes of limitation and has recorded a valuation allowance of $9.7 and $10.2 at September 30, 2024 and 2023, respectively. The Company had deferred tax assets related to federal NOLs not subject to limitation of $20.6 at September 30, 2024, which can be utilized to reduce future years’ tax liabilities.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Deferred tax assets related to foreign NOLs of certain controlled foreign corporations were $6.8 and $8.3 as of September 30, 2024 and 2023, respectively. Due to a history of losses, a valuation allowance of $4.6 and $6.4 has been recorded against these deferred tax assets as of September 30, 2024 and 2023, respectively. A valuation allowance has also been recorded against deferred tax assets related to other foreign items of $13.0 and $11.0 at September 30, 2024 and 2023, respectively.
Deferred tax assets related to state NOLs were $19.1 and $15.2 as of September 30, 2024 and 2023, respectively, with carryforward periods ranging from 5 to unlimited years. Any losses not utilized within a specific state’s carryforward period will expire. A valuation allowance was recorded against $7.0 and $6.9 of these deferred tax assets as of September 30, 2024 and 2023, respectively, for state NOLs that the Company does not expect to realize within their respective carryforward periods. A valuation allowance has also been recorded against deferred tax assets related to other state items of $2.6 and $2.2 at September 30, 2024 and 2023, respectively.
As of September 30, 2024, the Company maintains its assertions of indefinite reinvestment of the earnings of all material foreign subsidiaries.
The Company had $25.7, $34.6 and $35.8 of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2024, 2023 and 2022, respectively. Included in the September 30, 2024, 2023 and 2022 balances were $23.1, $31.1 and $31.5, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended September 30,
	2024	2023	2022
Balance at beginning of year	$34.6	$35.8	$24.1
Additions for tax positions of the current year	0.2	0.2	11.3
Additions for tax positions of prior years	0.1	3.8	2.2
Reductions for tax positions of prior years	(3.7)	(0.2)	(2.5)
Settlements with tax authorities	(0.7)	(0.1)	1.3
Expiration of statutes of limitation	(4.8)	(4.9)	(0.6)
Balance at end of year	$25.7	$34.6	$35.8

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2024, 2023 and 2022, the Company had $5.8, $3.9 and $3.2, respectively, accrued for the payment of interest that, if recognized, would impact the effective tax rate. The Company had $1.1, $1.3 and $1.6 accrued for the payment of penalties as of September 30, 2024, 2023 and 2022, respectively.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2021. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to the foreign jurisdictions, a Canadian audit covering fiscal years 2020 through 2021 is in process. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2018 through 2023. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $148.4 and $123.1 at September 30, 2024 and 2023, respectively. Contracts outstanding at September 30, 2024 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that were hedging interest payments as of September 30, 2024 and 2023 had a maximum total U.S. dollar equivalent notional amount of $450.0 and $600.0, respectively. Refer to “NOTE 11. DEBT” for the terms of the swap agreements outstanding at September 30, 2024. Included in the AOCL balance at September 30, 2024 was a gain of $4.7 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at September 30, 2024 was a gain of $0.7 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
	2024	2023
Commodity
Urea	51,000 tons	52,500 tons
Diesel	1,092,000 gallons	1,974,000 gallons
Heating Oil	42,000 gallons	966,000 gallons

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
		2024	2023
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Interest rate swap agreements	Prepaid and other current assets	$0.9	$16.7
	Other assets	—	14.7
	Other current liabilities	(0.2)	—
	Other liabilities	(5.1)	—
Commodity hedging instruments	Prepaid and other current assets	0.8	2.3
Total derivatives designated as hedging instruments		$(3.6)	$33.7

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$0.1	$5.6
	Other current liabilities	(4.0)	—
Commodity hedging instruments	Prepaid and other current assets	—	0.9
Total derivatives not designated as hedging instruments		(3.9)	6.5
Total derivatives		$(7.5)	$40.2
The effect of derivative instruments on AOCL, net of tax, and the Consolidated Statements of Operations for the years ended September 30 was as follows:

	Amount of Gain / (Loss) Recognized in AOCL
Derivatives in Cash Flow Hedging Relationships	2024	2023
Interest rate swap agreements	$(7.1)	$11.3
Commodity hedging instruments	(0.8)	(7.1)
Total	$(7.9)	$4.2

	Reclassified from AOCL into	Amount of Gain / (Loss)
Derivatives in Cash Flow Hedging Relationships	Statement of Operations	2024	2023
Interest rate swap agreements	Interest expense	$11.7	$11.5
Commodity hedging instruments	Cost of sales	(4.4)	5.9
Total		$7.3	$17.4

	Recognized in	Amount of Gain / (Loss)
Derivatives Not Designated as Hedging Instruments	Statement of Operations	2024	2023
Currency forward contracts	Other income / expense, net	$(9.6)	$(14.7)
Commodity hedging instruments	Cost of sales	(2.0)	1.2
Total		$(11.6)	$(13.5)

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

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

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		2024		2023
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$51.2	$51.2	$1.2	$1.2
Other
Investment securities in non-qualified retirement plan assets	Level 1	32.4	32.4	36.3	36.3
Convertible debt investments	Level 3	45.8	45.8	85.8	85.8

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	—	—	88.3	88.3
Credit facilities – term loans	Level 2	625.0	625.0	925.0	925.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	456.3	500.0	380.0
Senior Notes due 2032 – 4.375%	Level 2	400.0	370.0	400.0	304.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	432.0	450.0	366.8
Senior Notes due 2026 – 5.250%	Level 2	250.0	248.8	250.0	233.1
Other debt	Level 2	—	—	0.4	0.4
Changes in the balance of Level 3 convertible debt investments carried at fair value are presented below. There were no transfers into or out of Level 3.

	Year Ended September 30,
	2024	2023
Fair value at beginning of year	$85.8	$117.0
Total realized / unrealized gains (losses) included in net earnings	(64.2)	(97.6)
Total realized / unrealized gains / losses included in / reclassified from OCI	24.2	66.4
Fair value at end of year	$45.8	$85.8
Convertible debt investments include, among other minority non-equity investments, convertible notes issued to The Hawthorne Collective, Inc. (“THC”), a wholly-owned subsidiary of the Company, by RIV Capital (CSE: RIV) (OTC: CNPOF). Assuming full conversion of the RIV Capital convertible notes, THC would be entitled to receive approximately 123.0 million common shares of RIV Capital, representing approximately 47% of RIV Capital’s outstanding shares as of September 30, 2024. The RIV Capital convertible notes are convertible into common shares of RIV Capital either (i) at the election of THC or (ii) at the election of RIV Capital after the date on which federal laws in the United States are amended to allow for the general cultivation, distribution, and possession of cannabis. In connection with issuance of the RIV Capital convertible notes, the Company entered into an investor rights agreement with RIV Capital providing for, among other things, customary registration rights, participation rights, as well as certain standstill and transfer restrictions. In addition, THC is entitled to designate three nominees to the RIV Capital board of directors for so long as the board is comprised of seven directors, and will be entitled to designate four nominees to the RIV Capital board of directors if the size of the board is increased to nine directors. The Company or THC will not have control of or an active day-to-day role in any entity in which THC has a convertible debt investment. The convertible notes include restrictions that the funds received from the Company will be used for general corporate and other lawful purposes, which could include acquisitions, and that the funds will not be used in connection with or for any cannabis or cannabis-related operations in the U.S. unless and until such operations comply with all applicable U.S. federal laws.
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

On May 30, 2024, RIV Capital and Cansortium Inc. (“Cansortium”) (CSE: TIUM.U) (OTCQB: CNTMF) announced they have entered into a definitive agreement pursuant to which Cansortium will acquire all of the issued and outstanding common shares of RIV Capital in exchange for Cansortium shares (the “Transaction”). The closing of the Transaction is subject to various conditions, including shareholder and court approvals, the receipt of all required regulatory approvals, and the exchange of THC’s existing convertible debt investment in RIV Capital for a new class of non-voting exchangeable shares of Cansortium. These exchangeable shares would be convertible, at THC’s discretion, into approximately 23% of the common shares of Cansortium on a pro forma basis as of the closing of the Transaction. During the fourth quarter of fiscal 2024, the shareholders of RIV Capital and Cansortium voted in favor of the resolutions associated with the Transaction. At September 30, 2024, the Company concluded it had the intent to exchange its RIV Capital convertible notes for non-voting exchangeable shares of Cansortium in connection with the Transaction, and remeasured the investment at the fair value of the non-voting exchangeable shares that the Company expects to receive. This resulted in the recognition of a non-cash, pre-tax other-than-temporary impairment charge of $64.6 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. In addition, the previously recorded allowance for credit losses associated with the RIV Capital convertible notes of $99.4 was written off and the amortized cost basis was written down to the investment’s fair value.
The amortized cost basis of convertible debt investments was $62.1 and $225.8 at September 30, 2024 and 2023, respectively. At September 30, 2024 and 2023, gross unrealized losses on convertible debt investments were $16.4 and $140.0, respectively, and there were no gross unrealized gains. These investments have been in a continuous unrealized loss position for greater than 12 months as of September 30, 2024. The allowance for expected credit losses was $1.9 and $101.3 at September 30, 2024 and 2023, respectively. At September 30, 2024, the period until scheduled maturity of the Company’s convertible debt investments was between 2.9 and 5.0 years.
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

	Year Ended September 30,
	2024	2023
Balance at beginning of year	$101.3	$—
Provision for expected credit losses on securities with no previous allowance	—	101.3
Reductions for securities intended to be sold / exchanged	(99.4)	—
Balance at end of year	$1.9	$101.3

NOTE 17.  LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At September 30, 2024, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $29.6. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the consolidated financial statements for fiscal 2024.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2024, the Company’s residual value guarantee would have approximated $6.3.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	September 30, 2024	September 30, 2023
Operating leases:
Right-of-use assets	Other assets	$265.4	$262.6

Current lease liabilities	Other current liabilities	75.3	76.4
Non-current lease liabilities	Other liabilities	215.8	220.1
Total operating lease liabilities		$291.1	$296.5

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$15.2	$14.5

Current lease liabilities	Current portion of debt	2.6	1.9
Non-current lease liabilities	Long-term debt	15.2	15.0
Total finance lease liabilities		$17.8	$16.9
Components of lease cost were as follows:

	Year Ended September 30,
	2024	2023	2022
Operating lease cost (a)	$85.8	$92.3	$86.7
Variable lease cost	30.3	28.6	35.9

Finance lease cost
Amortization of right-of-use assets	2.6	3.0	6.4
Interest on lease liabilities	0.8	0.8	1.2
Total finance lease cost	$3.4	$3.8	$7.6
(a)Operating lease cost includes amortization of right-of-use assets of $70.4, $81.0 and $75.3 for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Short-term lease expense is excluded from operating lease cost and was $6.1, $6.6 and $19.1 for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Year Ended September 30,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$99.2	$93.0	$83.9
Operating cash flows from finance leases	0.8	0.8	1.2
Financing cash flows from finance leases	2.3	2.7	5.9

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$77.0	$90.4	$71.9
Finance leases	3.4	—	1.5

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (in years):
Operating leases	5.2	5.4
Finance leases	8.1	9.5

Weighted-average discount rate:
Operating leases	5.9%	5.2%
Finance leases	4.7%	4.4%
Maturities of lease liabilities by fiscal year for the Company’s leases as of September 30, 2024 were as follows:

Year	Operating Leases	Finance Leases
2025	$89.8	$3.4
2026	73.5	3.0
2027	49.2	2.6
2028	38.8	2.2
2029	27.1	1.7
Thereafter	62.5	8.6
Total lease payments	340.9	21.5
Less: Imputed interest	(49.8)	(3.7)
Total lease liabilities	$291.1	$17.8

NOTE 18.  COMMITMENTS
At September 30, 2024, the Company had the following unconditional purchase obligations by purchase date that have not been recognized in the Consolidated Balance Sheet:

2025	$310.9
2026	193.5
2027	79.2
2028	39.3
2029	24.6
Thereafter	33.7
$681.2

Purchase obligations primarily represent commitments for materials used in the Company’s manufacturing processes, including urea and packaging, as well as commitments for warehouse services, grass seed, marketing services and information technology services.

NOTE 19.  CONTINGENCIES
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

Regulatory Matters
At September 30, 2024, the Company had recorded liabilities of $2.6 for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
On June 6, 2024, a purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03132) on behalf of a proposed class of purchasers of Common Shares between November 3, 2021, and August 1, 2023. On July 26, 2024, another purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03766) on behalf of a proposed class of purchasers of Common Shares between June 2, 2021, and August 1, 2023. These lawsuits, which will likely be consolidated with any subsequently filed lawsuits alleging similar facts, assert claims under Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act against the Company and certain of its current and former officers based on alleged misstatements about the Company’s inventories, sales and business prospects. The actions seek, among other things, unspecified monetary damages, reasonable costs and expenses and equitable/injunctive or other relief as deemed appropriate by the Court. The Company believes that the claims asserted are without merit and intends to vigorously defend the actions.
On July 3, 2024, a purported shareholder filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03636), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On July 30, 2024, a second purported shareholder filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Ohio (Case No.1:24-cv-00402), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On August 23, 2024, a third purported shareholder filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03880), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On September 9, 2024, a fourth purported shareholder filed a shareholder derivative lawsuit in the Union County (Ohio) Court of Common Pleas (Case No. 24CV0193), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On September 26, 2024, a fifth purported shareholder filed a shareholder derivative lawsuit in the Union County (Ohio) Court of Common Pleas (Case No. 24CV0203), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On November 19, 2024, a sixth purported shareholder filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-04180), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On November 22, 2024, a seventh purported shareholder filed a shareholder derivative lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-04190), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. The federal lawsuits will likely be consolidated with one another, along with any subsequently filed federal lawsuits alleging similar facts, and the state court lawsuits will likely be consolidated with one another, along with any subsequently filed state lawsuits alleging similar facts. All of the lawsuits include allegations that generally mirror those asserted in the securities lawsuits described above and assert claims for breaches of fiduciary duties and unjust enrichment, as well as abuse of control, gross mismanagement, and waste of corporate assets. The federal lawsuits also assert claims under Section 10(b), Rule 10b-5, Section 14(a), Rule 14a-9, and Section 20(a) of the Securities Exchange Act, and contribution under Sections 10(b) and 21D of the Securities Exchange Act. The actions seek a judgment in favor of the Company for damages in an unspecified amount, disgorgement, interest, and costs and expenses, including attorneys’ and experts’ fees.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The Company is involved in other lawsuits and claims which arise in the normal course of business. These claims individually and in the aggregate are not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 20.  SEGMENT INFORMATION
The Company divides its operations into three reportable segments: U.S. Consumer, Hawthorne and Other. U.S. Consumer consists of the Company’s consumer lawn and garden business in the United States. Hawthorne consists of the Company’s indoor and hydroponic gardening business. Other primarily consists of the Company’s consumer lawn and garden business in Canada. This identification of reportable segments is consistent with how the segments report to and are managed by the chief operating decision maker of the Company. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the reportable business segments.
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
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Year Ended September 30,
	2024	2023	2022
Net Sales:
U.S. Consumer	$3,013.7	$2,843.7	$2,928.8
Hawthorne	294.7	467.3	716.2
Other	244.3	240.3	279.1
Consolidated	$3,552.7	$3,551.3	$3,924.1
Segment Profit (Loss):
U.S. Consumer	$498.0	$454.1	$568.6
Hawthorne	(14.2)	(48.1)	(21.1)
Other	4.7	12.4	20.2
Total Segment Profit	488.5	418.4	567.7
Corporate	(117.7)	(101.6)	(112.4)
Intangible asset amortization	(15.7)	(25.2)	(37.1)
Impairment, restructuring and other	(146.3)	(466.0)	(852.2)
Equity in loss of unconsolidated affiliates	(68.1)	(101.1)	(12.9)
Interest expense	(158.8)	(178.1)	(118.1)
Other non-operating income (expense), net	(5.5)	0.3	6.9
Loss before income taxes	$(23.6)	$(453.3)	$(558.1)
Depreciation and amortization:
U.S. Consumer	$56.2	$58.2	$55.8
Hawthorne	16.7	25.8	34.8
Other	5.9	5.6	7.0
Corporate	1.8	2.9	7.6
	$80.6	$92.5	$105.2
Capital expenditures:
U.S. Consumer	$81.5	$79.6	$97.4
Hawthorne	—	8.5	12.4
Other	2.5	4.7	3.7
	$84.0	$92.8	$113.5

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	September 30,
	2024	2023
Total assets:
U.S. Consumer	$2,022.7	$2,296.2
Hawthorne	387.3	581.6
Other	189.3	189.8
Corporate	272.6	346.1
Consolidated	$2,871.9	$3,413.7

The following table presents net sales by product category for the periods indicated:

	Year Ended September 30,
	2024	2023	2022
U.S. Consumer:
Growing media and mulch	$1,310.6	$1,223.7	$1,192.6
Lawn care	929.6	897.4	973.6
Controls	414.6	362.9	382.2
Roundup® marketing agreement	162.4	138.7	132.3
Other, primarily gardening	196.5	221.0	248.1
Hawthorne:
Lighting	108.2	165.9	200.0
Nutrients	87.2	105.3	148.0
Growing media	37.3	67.5	119.0
Growing environment	27.7	72.5	143.7
Other, primarily hardware	34.3	56.1	105.5
Other:
Growing media	91.3	93.0	96.6
Lawn care	80.2	75.8	92.9
Other, primarily gardening and controls	72.8	71.5	89.6
Total net sales	$3,552.7	$3,551.3	$3,924.1
The Company’s two largest customers accounted for the following percentages of net sales for the fiscal years ended September 30:

	Percentage of Net Sales
	2024	2023	2022
The Home Depot	30%	29%	28%
Lowe’s	18%	18%	15%
Accounts receivable for these two largest customers as a percentage of consolidated accounts receivable were 18% and 41% as of September 30, 2024 and 2023, respectively. The decrease was due to the impact of accounts receivable sold under the Master Receivables Purchase Agreement.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table presents net sales by geographic area for the periods indicated:

	Year Ended September 30,
	2024	2023	2022
Net sales:
United States	$3,247.8	$3,209.5	$3,554.6
International	304.9	341.8	369.5
	$3,552.7	$3,551.3	$3,924.1
Other than the United States, no other country accounted for more than 10% of the Company’s net sales for any period presented above.
The following table presents long-lived assets (property, plant and equipment and finite-lived intangibles) by geographic area:

	September 30,
	2024	2023
Long-lived assets:
United States	$630.5	$644.4
International	73.9	78.7
	$704.4	$723.1

NOTE 21.  SUBSEQUENT EVENT
On November 26, 2024, the Company announced that Matthew Garth, Executive Vice President, Chief Financial Officer & Chief Administrative Officer, will be departing the Company effective December 31, 2024 (the “Termination Date”). In connection with Mr. Garth’s departure on the Termination Date, the Company entered into a Separation Agreement and Release of All Claims (the “Separation Agreement”) with Mr. Garth on November 25, 2024. The Separation Agreement addresses the payments and benefits to which Mr. Garth is entitled in connection with his departure. The Company will pay or make the following benefits available to Mr. Garth in connection with his departure: (a) pay equal to 24 months of salary, at Mr. Garth’s regular monthly base pay, payable in accordance with the Company’s standard payroll procedures; (b) in lieu of outplacement services, a lump sum payment of $0.03; (c) for a period of 24 months, a benefits offset payment in an amount equal to the excess of the COBRA premium charged by the Company to terminated employees over the premium Mr. Garth paid as an active employee; and (d) an amount equal to two times Mr. Garth’s target bonus opportunity for the fiscal year ending September 30, 2025, 50% of which is payable on the first scheduled pay date following the first anniversary of Mr. Garth’s Termination Date and 50% of which is payable on the first scheduled pay date following the second anniversary of Mr. Garth’s Termination Date, subject to Mr. Garth’s continued compliance as of the payment date with all of his post-employment obligations to the Company. Additionally, Mr. Garth will fully and partially vest in certain equity-based awards upon his departure from the Company. The Company will record charges associated with these payments and benefits during fiscal 2025.

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2024

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Additions Other	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for expected credit losses	$116.4	$—	$3.7	$(108.6)	$11.5
Income tax valuation allowance	87.7	3.6	13.7	(8.5)	96.5

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2023

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Additions Other	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for expected credit losses	$14.4	$—	$109.6	$(7.6)	$116.4
Income tax valuation allowance	40.7	9.5	37.8	(0.3)	87.7

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2022

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Additions Other	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for expected credit losses	$16.8	$—	$5.8	$(8.2)	$14.4
Income tax valuation allowance	32.3	—	9.0	(0.6)	40.7

The Scotts Miracle-Gro Company
Index to Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company filed on November 22, 2004	8-K	3.1	March 24, 2005
3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company filed on March 18, 2005	8-K	3.2	March 24, 2005
3.2	Code of Regulations of The Scotts Miracle-Gro Company	8-K	3.3	March 24, 2005
4.1(a)	Indenture, dated as of December 15, 2016, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	December 16, 2016
4.1(b)	First Supplemental Indenture, dated July 17, 2018, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	10.4	August 8, 2018
4.1(c)	Second Supplemental Indenture, dated March 24, 2020, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	May 6, 2020
4.1(d)	Third Supplemental Indenture, dated March 29, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	May 12, 2021
4.1(e)	Fourth Supplemental Indenture, dated June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.1	August 11, 2021
4.1(f)	Form of 5.250% Senior Notes due 2026 (included in Exhibit 4.1)	8-K	4.2	December 16, 2016
4.2(a)	Indenture, dated as of October 22, 2019, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	October 28, 2019
4.2(b)	First Supplemental Indenture, dated March 24, 2020, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.1	May 6, 2020
4.2(c)	Second Supplemental Indenture, dated March 29, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.3	May 12, 2021
4.2(d)	Third Supplemental Indenture, dated June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	August 11, 2021
4.2(e)	Form of 4.500% Senior Notes due 2029 (included in Exhibit 4.1)	8-K	4.2	October 28, 2019
4.3(a)	Indenture, dated as of March 17, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	March 17, 2021
4.3(b)	First Supplemental Indenture, dated as of June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.3	August 11, 2021
4.3(c)	Form of 4.000% Senior Notes due 2031 (included in Exhibit 4.1)	8-K	4.2	March 17, 2021
4.4(a)	Indenture, dated as of August 13, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	August 13, 2021
4.4(b)	Form of 4.375% Senior Notes due 2032 (included in Exhibit 4.1)	8-K	4.2	August 13, 2021
4.5	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt				X
4.6	Description of Capital Stock				X

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
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
		10-K	10.1(a)(iii)	November 22, 2023
10.1(a)(iv)	Amendment No. 3, dated June 11, 2024, to Sixth Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among The Scotts Miracle-Gro Company, The Scotts Company LLC, Scotts Canada Ltd., as Borrowers, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	10	August 7, 2024
10.1(b)(i)	Sixth Amended and Restated Guarantee and Collateral Agreement, dated as of April 8, 2022, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Sixth Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.2	April 14, 2022
10.1(b)(ii)
Amendment No. 1, dated July 31, 2023, to Sixth Amended and Restated Guarantee and Collateral Agreement, dated as of April 8, 2022, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Sixth Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent
		10-K	10.1(b)(ii)	November 22, 2023
10.2(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (reflects amendment and restatement of plan formerly known as The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan) [January 17, 2013 through January 26, 2017]	8-K	10.1	January 24, 2013
10.2(b)†	Form of Standard Nonqualified Stock Option Award Agreement for Employees used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 17, 2013 through January 26, 2017]	10-Q	10.7	May 7, 2015
10.3(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 27, 2017 through January 23, 2022]	8-K	10.1	January 30, 2017

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.3(b)†
Form of Standard Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 27, 2017 through January 23, 2022]
		10-K	10.3(c)	November 22, 2023
10.4(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 24, 2022 through January 22, 2023]	8-K	10.1	January 27, 2022
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
		10-K	10.4(c)	November 22, 2023
10.4(d)†
Form of Standard Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 24, 2022 through January 22, 2023]
		10-K	10.4(d)	November 22, 2023
10.4(e)†
Form of Deferred Stock Unit Award Agreement for Non-Employee Directors Retainer Deferrals (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 24, 2022 through January 22, 2023]
		10-K	10.4(e)	November 22, 2023
10.4(f)†
Form of Standard Restricted Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 24, 2022 through January 22, 2023]
		10-K	10.4(f)	November 22, 2023
10.5(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 23, 2023 through January 21, 2024]	8-K	10.1	January 27, 2023
10.5(b)†	Form of Special Restricted Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 23, 2023 through January 21, 2024]	8-K	10.2	January 27, 2023
10.5(c)†
Form of Standard Restricted Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 23, 2023 through January 21, 2024]
		10-K	10.5(c)	November 22, 2023
10.5(d)†	Form of Standard Performance Unit Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Long-Term Incentive Plan [January 23, 2023 through January 21, 2024]	8-K	10.1	February 1, 2023
10.5(e)†
Form of Standard Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 23, 2023 through January 21, 2024]
		10-K	10.5(e)	November 22, 2023
10.6(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 22, 2024)	8-K	10.1	January 24, 2024
10.6(b)†	Form of Standard Restricted Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.2	January 24, 2024
10.6(c)†	Form of Deferred Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.3	January 24, 2024
10.6(d)†	Form of Standard Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	10-Q	10.8	February 7, 2024

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.6(e)†	Form of Standard Restricted Stock Unit Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	10-Q	10.9	February 7, 2024
10.6(f)†	Form of Fiscal Year 2024 Incentive RSU Award Agreement	8-K	10.1	November 5, 2024
10.6(g)†	Form of Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Long-Term Incentive Plan	10-Q	10.10	February 7, 2024
10.6(h)†	Form of Performance Unit / Cash Unit Award Agreement for Employees which may be made under The Scotts Miracle-Gro Long-Term Incentive Plan	8-K	10.1	February 15, 2024
10.7(a)†	The Scotts Company LLC Amended and Restated Executive Incentive Plan (effective as of October 1, 2019)	10-Q	10	August 5, 2020
10.7(b)†	Form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan)	10-Q	10.1	August 10, 2006
10.8†	The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2015 (executed December 31, 2014)	10-Q	10.2	February 5, 2015
10.9(a)†	Employee Confidentiality, Noncompetition, Nonsolicitation Agreement, dated as of December 12, 2013, by and between The Scotts Company LLC, all companies controlled by, controlling or under common control with The Scotts Company LLC, and James Hagedorn	8-K	10.2	December 17, 2013
10.9(b)†	Executive Severance Agreement, dated as of December 11, 2013, by and between The Scotts Company LLC and James Hagedorn	8-K	10.1	December 17, 2013
10.10†	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of January 22, 2024)				X
10.11(a)†	The Scotts Company LLC Executive Severance Plan, adopted on April 25, 2017	10-Q	10.9	May 10, 2017
10.11(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	10-Q	10.10	May 10, 2017
10.12	Third Amended and Restated Exclusive Agency and Marketing Agreement, entered into on July 29, 2019 and effective as of August 1, 2019, between Monsanto Company and The Scotts Company LLC	8-K	10.2	July 31, 2019
10.13†	Form of Aircraft Time Sharing Agreement for Executive Officers	10-Q	10.4	May 11, 2016
10.14†	Separation Agreement and Release of All Claims, effective as of October 4, 2022, by and between The Scotts Company LLC and Cory J. Miller	8-K	10.1	October 4, 2022
10.15†	Separation Agreement and Release of All Claims, entered into on October 6, 2023, by and between The Scotts Company LLC and Michael C. Lukemire	8-K	10.1	October 10, 2023
10.16(a)†	Retention Agreement, dated August 20, 2018, by and between The Scotts Company LLC and Denise S. Stump	8-K	10.3	August 24, 2018
10.16(b)†	Separation Agreement and Release of All Claims, entered into on November 12, 2023, by and between The Scotts Company LLC and Denise S. Stump	8-K	10.1	November 16, 2023
10.17(a)(i)	Master Receivables Purchase Agreement, dated October 27, 2023, by and among The Scotts Company LLC, The Scotts Miracle-Gro Company and JPMorgan Chase Bank, N.A.	8-K	10.1	November 1, 2023
10.17(a)(ii)	Performance Undertaking, dated October 27, 2023, by The Scotts Miracle-Gro Company in favor of JP Morgan Chase Bank, N.A.	8-K	10.2	November 1, 2023
10.17(b)(i)	First Amendment to Master Receivables Purchase Agreement, dated September 1, 2024, by and between The Scotts Miracle-Gro Company to JPMorgan Chase Bank, N.A.	8-K	10.2	September 4, 2024

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.17(b)(ii)	Facility Extension Request Letter, dated September 1, 2024, from The Scotts Miracle-Gro Company to JPMorgan Chase Bank, N.A.	8-K	10.1	September 4, 2024
19	Insider Trading Policy of The Scotts Miracle-Gro Company & Subsidiaries				X
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP				X
24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
97	Executive Officer Clawback Policy				X
99.1	News release issued by The Scotts Miracle-Gro Company on November 26, 2024				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†	Management contract, compensatory plan or arrangement.