Form 10-Q
period 2024-12-28
SCOTTS MIRACLE-GRO CO
filed 2025-02-05
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024
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
As of January 31, 2025, there were 57,472,700 Common Shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
Net sales	$416.8	$410.4
Cost of sales	316.9	354.0
Cost of sales—impairment, restructuring and other	5.1	(5.8)
Gross margin	94.8	62.2
Operating expenses:
Selling, general and administrative	124.8	114.8
Impairment, restructuring and other	16.5	(7.1)
Other expense, net	4.5	1.8
Loss from operations	(51.0)	(47.3)
Equity in loss of unconsolidated affiliates	9.9	22.5
Interest expense	33.7	42.8
Other non-operating expense, net	1.3	1.6
Loss before income taxes	(95.9)	(114.2)
Income tax benefit	(26.4)	(33.7)
Net loss	$(69.5)	$(80.5)

Basic net loss per common share:	$(1.21)	$(1.42)
Diluted net loss per common share:	$(1.21)	$(1.42)

Weighted-average common shares outstanding during the period	57.3	56.7
Weighted-average common shares outstanding during the period plus dilutive potential common shares	57.3	56.7
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
Net loss	$(69.5)	$(80.5)
Other comprehensive income (loss):
Net foreign currency translation adjustment	(5.8)	3.1
Net unrealized gain (loss) on derivative instruments, net of tax	5.7	(8.2)
Reclassification of net unrealized gain on derivative instruments to net loss, net of tax	(1.7)	(1.5)
Net unrealized loss on securities, net of tax	—	(0.9)
Pension and other post-retirement benefit adjustments, net of tax	4.3	(1.4)
Total other comprehensive income (loss)	2.5	(8.9)
Comprehensive loss	$(67.0)	$(89.4)
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	December 28, 2024	December 30, 2023
OPERATING ACTIVITIES
Net loss	$(69.5)	$(80.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment, restructuring and other	12.5	0.2
Share-based compensation expense	15.5	16.0
Depreciation	15.8	16.1
Amortization	3.1	4.0
Deferred taxes	(21.8)	(7.1)
Equity in loss of unconsolidated affiliates	9.9	22.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(38.7)	18.2
Inventories	(326.7)	(286.3)
Prepaid and other current assets	(10.7)	(40.8)
Accounts payable	69.7	83.6
Other current liabilities	(100.8)	(81.8)
Other non-current items	(2.8)	(7.6)
Other, net	(0.8)	0.3
Net cash used in operating activities	(445.3)	(343.2)

INVESTING ACTIVITIES
Investments in property, plant and equipment	(29.3)	(37.9)
Investments in unconsolidated affiliates	—	(21.4)
Other investing, net	6.0	6.1
Net cash used in investing activities	(23.3)	(53.2)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	525.1	444.9
Repayments under revolving and bank lines of credit and term loans	(60.3)	(34.7)
Dividends paid	(39.2)	(37.4)
Purchase of Common Shares	(15.6)	(3.1)
Cash received from exercise of stock options	0.7	0.5
Other financing, net	(3.0)	4.0
Net cash provided by financing activities	407.7	374.2
Effect of exchange rate changes on cash	(0.9)	0.7
Net decrease in cash and cash equivalents	(61.8)	(21.5)
Cash and cash equivalents at beginning of period	71.6	31.9
Cash and cash equivalents at end of period	$9.8	$10.4
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	December 28, 2024	December 30, 2023	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$9.8	$10.4	$71.6
Accounts receivable, less allowances of $11.5, $15.9 and $9.6, respectively	213.6	287.6	176.8
Inventories	909.8	1,169.6	587.5
Prepaid and other current assets	152.2	213.8	144.5
Total current assets	1,285.4	1,681.4	980.4
Investment in unconsolidated affiliates	46.4	90.8	45.2
Property, plant and equipment, net of accumulated depreciation of $815.2, $760.5 and $805.4, respectively	606.9	610.4	609.5
Goodwill	243.9	243.9	243.9
Intangible assets, net	414.9	433.2	418.8
Other assets	572.7	656.4	574.1
Total assets	$3,170.2	$3,716.1	$2,871.9

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$54.6	$54.5	$52.6
Accounts payable	309.3	332.5	254.7
Other current liabilities	319.9	377.1	443.0
Total current liabilities	683.8	764.1	750.3
Long-term debt	2,636.9	2,969.0	2,174.2
Other liabilities	329.0	368.4	338.0
Total liabilities	3,649.7	4,101.5	3,262.5
Commitments and contingencies (Note 10)
Equity (deficit):
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 57.5, 56.7 and 57.1, respectively	349.1	349.6	362.0
Retained earnings	195.8	372.4	303.8
Treasury shares, at cost; 10.7, 11.5 and 11.0 shares, respectively	(919.6)	(985.7)	(949.1)
Accumulated other comprehensive loss	(104.8)	(121.7)	(107.3)
Total equity (deficit)	(479.5)	(385.4)	(390.6)
Total liabilities and equity (deficit)	$3,170.2	$3,716.1	$2,871.9
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three months ended December 28, 2024 and December 30, 2023 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidation criteria are based on majority ownership (as evidenced by a majority voting interest in the entity) and an objective evaluation and determination of effective management control. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2024 (this “Form 10-Q”) should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2024 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Accounts Receivable
On October 27, 2023, the Company entered into the Master Receivables Purchase Agreement, under which the Company could sell up to $600.0 of available and eligible outstanding customer accounts receivable generated by sales to four specified customers. On September 1, 2024, the Company amended the Master Receivables Purchase Agreement to permit the Company to sell up to $750.0 of available and eligible outstanding customer accounts receivable generated by sales to five specified customers. The agreement is uncommitted and expires on September 1, 2025. The receivable sales are non-recourse to the Company, other than with respect to (i) repurchase obligations and indemnification obligations for any violations by the Company of its respective representations or obligations as seller or servicer and (ii) certain repurchase and payment obligations arising from any dilution of, or dispute with respect to, any purchased receivables that arise after the sale of such purchased receivables to the purchaser not contemplated in the applicable purchase price of such purchased receivable. The recourse obligations of the Company that may arise from time to time are supported by standby letters of credit of $75.0. Transactions under the Master Receivables Purchase Agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the buyer are classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. The Company records the discount on sales in the “Other expense, net” line in the Condensed Consolidated Statements of Operations. At December 28, 2024, December 30, 2023, and September 30, 2024, net receivables derecognized were $236.7, $140.1 and $186.6, respectively. During the three months ended December 28, 2024 and December 30, 2023, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $274.0 and $199.6, respectively, and the total discount recorded on sales was $3.3 and $2.2, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplier Finance Program
The Company has an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance payment obligations of the Company with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance payment obligations of the Company prior to their scheduled due dates at a discounted price to the participating financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that the Company negotiates with its suppliers are consistent, regardless of whether a supplier participates in the program. The Company’s current payment terms with a majority of its suppliers generally range from 30 to 60 days, which the Company deems to be commercially reasonable. The Company’s outstanding payment obligations under its supplier finance program were $27.1, $30.8, and $12.5 at December 28, 2024, December 30, 2023 and September 30, 2024, respectively, and are recorded within accounts payable in the Condensed Consolidated Balance Sheets. The associated payments were $73.6 and $69.8 for the three months ended December 28, 2024 and December 30, 2023, respectively, and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.
Long-Lived Assets
The Company had non-cash investing activities of $3.6 and $8.6 during the three months ended December 28, 2024 and December 30, 2023, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Interest paid	$40.3	$49.6
Income taxes paid (refunded), net	(0.1)	0.8
During the three months ended December 30, 2023, the Company acquired an additional equity interest in Bonnie Plants, LLC for $21.4, which was classified as an investing activity in the Condensed Consolidated Statements of Cash Flows.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker that are included within each reported measure of segment profit or loss, and also requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU No. 2023-07 is to be applied retrospectively for all periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
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
Bonnie Plants
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
The Company recorded equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC of $9.9 and $22.5 during the three months ended December 28, 2024 and December 30, 2023, respectively. The Company recorded a pre-tax impairment charge associated with its investment in Bonnie Plants, LLC of $10.4 in the “Equity in loss of unconsolidated affiliates” line in the Condensed Consolidated Statements of Operations during the three months ended December 30, 2023.
Cansortium
On December 19, 2024, Cansortium Inc. (“Cansortium”) (CSE: TIUM.U) (OTCQB: CNTMF), a vertically-integrated, multi-state cannabis company operating under the FLUENT™ brand, acquired all of the issued and outstanding common shares of RIV Capital Inc. (“RIV Capital”) in exchange for Cansortium shares (the “Transaction”). In connection with the Transaction, Cansortium and The Hawthorne Collective, Inc. (“THC”), a wholly-owned subsidiary of the Company, entered into an exchange and protection agreement on December 18, 2024, pursuant to which THC exchanged its existing convertible debt investment in RIV Capital for 153.1 million non-voting exchangeable shares of Cansortium. These exchangeable shares are convertible, at THC’s discretion, into approximately 23% of the common shares of Cansortium on a pro forma basis as of the closing of the Transaction. The exchange and protection agreement prohibits THC from converting the exchangeable shares into common shares above a defined 19.99% threshold unless and until Cansortium has received the shareholder approval required by the Canadian Stock Exchange. THC and Cansortium also entered into an investor rights agreement which allows THC to nominate up to two members to the Cansortium board of directors, and provides THC with certain participation rights in order to maintain its pro rata investment position in Cansortium in connection with any offering of Cansortium shares.
The Company’s convertible debt investment in RIV Capital, which was previously recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets, had a carrying value of $17.7 on December 18, 2024. The exchange of the RIV Capital convertible debt investment for non-voting exchangeable shares of Cansortium, a non-cash investing and financing activity, resulted in a loss of $7.0 that was recorded in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
The Company’s interest in Cansortium had an initial fair value of $10.7 and is recorded in the “Investment in unconsolidated affiliates” line in the Condensed Consolidated Balance Sheets. The estimated fair value of the non-voting exchangeable shares of Cansortium was determined based upon the quoted market price of Cansortium common shares as of the date of the exchange and represents a Level 2 nonrecurring fair value measurement. The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Cansortium earnings subsequent to December 18, 2024 reflected in the Condensed Consolidated Statements of Operations on a one quarter lag.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Three Months Ended
	December 28, 2024	December 30, 2023
Cost of sales—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	$1.8	$(5.8)
Right-of-use asset impairments	1.7	—
Property, plant and equipment impairments	1.6	—
Operating expenses—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	9.6	(7.1)
Loss on exchange of convertible debt investment	7.0	—
Total impairment, restructuring and other charges (recoveries), net	$21.7	$(12.9)
The following table summarizes the activity related to liabilities associated with restructuring activities during the three months ended December 28, 2024:

Amounts accrued at September 30, 2024	$18.9
Restructuring charges	10.2
Payments	(9.9)
Amounts accrued at December 28, 2024	$19.2
As of December 28, 2024, restructuring accruals include $7.7 that is classified as long-term.
During the three months ended December 28, 2024, the Company recorded executive severance charges of $9.5 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
During the three months ended December 28, 2024, the Company recorded a non-cash loss of $7.0 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations related to the exchange of its convertible debt investment in RIV Capital for non-voting exchangeable shares of Cansortium. Refer to “NOTE 2. INVESTMENT IN UNCONSOLIDATED AFFILIATES” for further details.
During fiscal 2022, the Company began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, the Company reduced the size of its supply chain network, reduced staffing levels and implemented other cost-reduction initiatives. The Company also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce on hand inventory to align with the reduced network capacity. During the three months ended December 28, 2024, the Company incurred costs of $1.4 in its U.S. Consumer segment and $3.7 in its Hawthorne segment associated with this restructuring initiative in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. During the three months ended December 30, 2023, the Company recorded recoveries of $3.7 associated with this restructuring initiative, primarily related to the sale of certain previously-reserved inventory at amounts in excess of estimated net realizable value, partially offset by employee termination benefits and facility closure costs. The Company incurred costs of $2.0 in its U.S. Consumer segment and recorded recoveries of $7.7 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 30, 2023. The Company recorded recoveries of $0.8 in its U.S. Consumer segment and incurred costs of $0.3 in its Hawthorne segment and $2.4 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 30, 2023. Costs incurred since the inception of this restructuring initiative through December 28, 2024 were $300.9 for the Hawthorne segment, $59.8 for the U.S. Consumer segment, $2.9 for the Other segment and $25.1 for Corporate.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 4. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	December 28, 2024	December 30, 2023	September 30, 2024
Finished goods	$546.8	$770.6	$246.6
Raw materials	269.7	298.1	256.8
Work-in-process	93.3	100.9	84.1
Total inventories, net	$909.8	$1,169.6	$587.5
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
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Gross commission	$10.2	$8.8
Contribution expenses	(4.5)	(4.5)
Net commission	5.7	4.3
Reimbursements associated with Roundup® marketing agreement	22.0	19.1
Total net sales associated with Roundup® marketing agreement	$27.7	$23.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 6. DEBT
The components of debt are as follows:

	December 28, 2024	December 30, 2023	September 30, 2024
Credit Facilities:
Revolving loans	$475.6	$511.2	$—
Term loans	612.5	912.5	625.0
Senior Notes due 2031 – 4.000%	500.0	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	400.0	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0	250.0
Finance lease obligations	16.3	17.3	17.8
Other	2.3	2.5	—
Total debt	2,706.7	3,043.5	2,242.8
Less current portions	54.6	54.5	52.6
Less unamortized debt issuance costs	15.2	20.0	16.0
Long-term debt	$2,636.9	$2,969.0	$2,174.2
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
At December 28, 2024, the Company had letters of credit outstanding in the aggregate principal amount of $83.1, and had $691.3 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 8.5% and 9.1% for the three months ended December 28, 2024 and December 30, 2023, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of Amendment No. 2 (“Adjusted EBITDA”). Pursuant to Amendment No. 2, the maximum permitted leverage ratio is (i) 5.50 for the first quarter of fiscal 2025, (ii) 5.25 for the second quarter of fiscal 2025, (iii) 5.00 for the third quarter of fiscal 2025, (iv) 4.75 for the fourth quarter of fiscal 2025 and (v) 4.50 for the first quarter of fiscal 2026 and thereafter. The Company’s leverage ratio was 4.52 at December 28, 2024. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s fixed charge coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA minus capital expenditures and expense for taxes paid in cash, divided by the sum of interest expense plus restricted payments, as described in Amendment No. 2. The minimum required fixed charge coverage ratio is 1.00. The Company’s fixed charge coverage ratio was 1.38 for the twelve months ended December 28, 2024.
As of December 28, 2024, the Company was in compliance with all applicable covenants in the agreements governing its debt. Based on the Company’s projections of its financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-Q, the Company expects to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, the Company’s assessment of its ability to meet its future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes, as defined below, and cause the Senior Notes to become due and payable at that time. As of December 28, 2024, the Company’s indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $2,688.1. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
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
Substantially all of Scotts Miracle-Gro’s directly and indirectly owned domestic subsidiaries serve as guarantors of the 5.250% Senior Notes, the 4.500% Senior Notes, the 4.000% Senior Notes and the 4.375% Senior Notes (collectively, the “Senior Notes”).
The Senior Notes contain an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings. The minimum required interest coverage ratio is 2.00. The Company’s interest coverage ratio was 3.95 for the twelve months ended December 28, 2024.
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of December 28, 2024, December 30, 2023 and September 30, 2024 had a maximum total U.S. dollar equivalent notional amount of $450.0, $700.0 and $450.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at December 28, 2024 are shown in the table below:

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
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt, including the impact of interest rate swaps, were 5.5% and 6.0% for the three months ended December 28, 2024 and December 30, 2023, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 7. EQUITY (DEFICIT)
The following tables provide a summary of the changes in equity (deficit) for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance at September 30, 2024	$362.0	$303.8	$(949.1)	$(107.3)	$(390.6)
Net income (loss)	—	(69.5)	—	—	(69.5)
Other comprehensive income (loss)	—	—	—	2.5	2.5
Share-based compensation	31.4	—	—	—	31.4
Dividends declared ($0.66 per share)	—	(38.5)	—	—	(38.5)
Treasury share purchases	—	—	(15.6)	—	(15.6)
Treasury share issuances	(44.3)	—	45.1	—	0.8
Balance at December 28, 2024	$349.1	$195.8	$(919.6)	$(104.8)	$(479.5)
The sum of the components may not equal due to rounding.

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance at September 30, 2023	$353.1	$490.9	$(998.5)	$(112.8)	$(267.3)
Net income (loss)	—	(80.5)	—	—	(80.5)
Other comprehensive income (loss)	—	—	—	(8.9)	(8.9)
Share-based compensation	11.7	—	—	—	11.7
Dividends declared ($0.66 per share)	—	(38.0)	—	—	(38.0)
Treasury share purchases	—	—	(3.1)	—	(3.1)
Treasury share issuances	(15.2)	—	15.9	—	0.7
Balance at December 30, 2023	$349.6	$372.4	$(985.7)	$(121.7)	$(385.4)
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (“AOCL”) by component were as follows for each of the periods indicated:

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Loss On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2024	$(21.3)	$4.9	$(14.4)	$(76.5)	$(107.3)
Other comprehensive income (loss) before reclassifications	(5.8)	7.7	—	—	1.9
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(2.3)	—	5.8	3.5
Income tax benefit (expense)	—	(1.4)	—	(1.5)	(2.9)
Net current period other comprehensive income (loss)	(5.8)	4.0	—	4.3	2.5
Balance at December 28, 2024	$(27.1)	$8.9	$(14.4)	$(72.2)	$(104.8)

Balance at September 30, 2023	$(21.9)	$20.1	$(38.6)	$(72.4)	$(112.8)
Other comprehensive income (loss) before reclassifications	3.1	(11.0)	(0.9)	—	(8.8)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(2.0)	—	(2.1)	(4.1)
Income tax benefit (expense)	—	3.3	—	0.7	4.0
Net current period other comprehensive income (loss)	3.1	(9.7)	(0.9)	(1.4)	(8.9)
Balance at December 30, 2023	$(18.8)	$10.4	$(39.5)	$(73.8)	$(121.7)
The sum of the components may not equal due to rounding.
Share-Based Awards
Subsequent to December 28, 2024, the Company awarded performance-based award units, stock options and deferred stock units representing 0.2 million Common Shares to associates and members of the Board of Directors with an estimated grant date fair value of $13.4.
Total share-based compensation was as follows for each of the periods indicated:

	Three Months Ended
	December 28, 2024	December 30, 2023
Share-based compensation	$17.3	$16.0
Related tax benefit recognized	2.6	2.6
Stock Options
Stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Awards outstanding at September 30, 2024	2,377,672	$65.03	7.5 years
Granted	419,885	72.60
Exercised	(4,570)	61.31
Forfeited	(139,881)	65.31
Awards outstanding at December 28, 2024	2,653,106	66.25	7.6 years	$25.4
Exercisable	548,227	104.43	3.0 years	2.0

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The weighted-average fair value per share of each option granted during the three months ended December 28, 2024 and December 30, 2023 was $22.26 and $15.16, respectively. The total intrinsic value of options exercised during the three months ended December 28, 2024 was not material. There were no options exercised during the three months ended December 30, 2023. As of December 28, 2024, there was $10.6 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.0 years. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $0.7 and $0.5 for the three months ended December 28, 2024 and December 30, 2023, respectively.
The weighted average assumptions used in the estimation of fair value for awards granted during the three months ended December 28, 2024 are as follows:

Expected volatility	39.6%
Risk-free interest rate	4.2%
Expected dividend yield	3.3%
Expected life	6.1 years
Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2024	766,384	$68.54
Granted	281,950	75.36
Vested	(521,023)	63.62
Forfeited	(10,741)	68.38
Awards outstanding at December 28, 2024	516,570	77.23
The weighted-average grant-date fair value of restricted share-based awards granted during the three months ended December 28, 2024 and December 30, 2023 was $75.36 and $48.79 per share, respectively. As of December 28, 2024, there was $7.6 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share-based awards that is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of restricted share-based awards vested during the three months ended December 28, 2024 was $43.0.
For fiscal 2024, the Company granted short-term equity incentive compensation awards to certain associates in the form of restricted share-based award units in lieu of cash-based annual incentive awards. During the three months ended December 28, 2024, these fiscal 2024 awards representing 0.3 million Common Shares were granted and vested on the incentive payout date. The number of restricted share-based award units that the Company ultimately issued to participating associates was based on the incentive payout amount determined for each employee that was then converted into a variable number of restricted share-based award units based on the fair value of the Common Shares on the grant date.
For fiscal 2025, the Company is granting short-term equity incentive compensation awards to certain associates in the form of restricted share-based award units in lieu of cash-based annual incentive awards. The program is structured so the fiscal 2025 incentive grant, if any, will be made on or near the incentive payout date, subject to certain performance conditions and a service requirement. The number of restricted share-based award units that are ultimately issued to participating associates will be determined based on the incentive payout amount determined for each associate converted into a variable number of restricted share-based award units based on the fair value of the Common Shares on the grant date. The awards are classified as liability awards and, as of December 28, 2024, the Company had accrued $3.9 in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets associated with these awards. As of December 28, 2024, there was $17.0 of total unrecognized pre-tax compensation cost related to these nonvested restricted share-based awards that is expected to be recognized over the remainder of fiscal 2025. The units associated with these awards are excluded from the table above.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2024	409,430	$86.61
Forfeited	(101,680)	117.78
Awards outstanding at December 28, 2024	307,750	76.96
The weighted-average grant-date fair value of performance-based award units granted during the three months ended December 30, 2023 was $44.86 per share. As of December 28, 2024, there was $4.9 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based award units that is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of performance-based award units vested during the three months ended December 30, 2023 was $10.6.
NOTE 8. EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted net loss per common share for the periods indicated:

	Three Months Ended
	December 28, 2024	December 30, 2023
Net loss	$(69.5)	$(80.5)
Basic net loss per common share:
Weighted-average common shares outstanding during the period	57.3	56.7
Basic net loss per common share:	$(1.21)	$(1.42)
Diluted net loss per common share:
Weighted-average common shares outstanding during the period	57.3	56.7
Dilutive potential common shares	—	—
Weighted-average common shares outstanding during the period plus dilutive potential common shares	57.3	56.7
Diluted net loss per common share:	$(1.21)	$(1.42)

Antidilutive stock options outstanding	0.2	1.0
Diluted average Common Shares used in the diluted net loss per common share calculation for the three months ended December 28, 2024 and December 30, 2023 were 57.3 million and 56.7 million, respectively, which excluded potential Common Shares of 1.5 million and 0.5 million, respectively, because the effect of their inclusion would be anti-dilutive as the Company incurred a net loss for the three months ended December 28, 2024 and December 30, 2023.
NOTE 9. INCOME TAXES
The effective tax rates for the three months ended December 28, 2024 and December 30, 2023 were 27.5% and 29.5%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
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
Regulatory Matters
At December 28, 2024, the Company had recorded liabilities of $2.6 for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
Other
The Company has been named as a defendant in a number of cases alleging injuries that the lawsuits claim resulted from exposure to asbestos-containing products, apparently based on the Company’s historic use of vermiculite in certain of its products. In many of these cases, the complaints are not specific about the plaintiffs’ contacts with the Company or its products. The cases vary, but complaints in these cases generally seek unspecified monetary damages (actual, compensatory, consequential and punitive) from multiple defendants. The Company believes that the claims against it are without merit and is vigorously defending against them. The Company has not recorded any accruals in its condensed consolidated financial statements as the likelihood of a loss from these cases is not probable at this time. The Company does not believe a reasonably possible loss would be material to the Company’s financial condition, results of operations or cash flows. In addition, the Company does not believe the ultimate resolution of these cases will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There can be no assurance that future developments related to pending claims or claims filed in the future, whether as a result of adverse outcomes or as a result of significant defense costs, will not have a material effect on the Company’s financial condition, results of operations or cash flows.
On June 6, 2024, a purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03132) on behalf of a proposed class of purchasers of Common Shares between November 3, 2021, and August 1, 2023. On July 26, 2024, another purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03766) on behalf of a proposed class of purchasers of Common Shares between June 2, 2021, and August 1, 2023. These lawsuits, which will likely be consolidated together with any subsequently filed lawsuits alleging similar facts, assert claims under Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act against the Company and certain of its current and former officers based on alleged misstatements about the Company’s inventories, sales and business prospects. The actions seek, among other things, unspecified monetary damages, reasonable costs and expenses and equitable/injunctive or other relief as deemed appropriate by the Court. The Company believes that the claims asserted are without merit and intends to vigorously defend the actions.
Beginning in July 2024, purported shareholders filed a series of shareholder derivative lawsuits in state and federal courts in Ohio against certain of the Company’s current and former directors and officers. The lawsuits include allegations that generally mirror those asserted in the securities lawsuits described above and assert claims for breaches of fiduciary duties and unjust enrichment, as well as abuse of control, gross mismanagement, and waste of corporate assets. The federal lawsuits also assert claims under the Securities Exchange Act. The actions seek a judgment in favor of the Company for unspecified damages, disgorgement, interest, and costs and expenses, including attorneys’ and experts’ fees.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The Company is involved in other lawsuits and claims which arise in the normal course of business including the initiation and defense of proceedings to protect intellectual property rights, advertising claims, securities matters and employment disputes. These claims individually and in the aggregate are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $161.2, $112.5 and $148.4 at December 28, 2024, December 30, 2023 and September 30, 2024, respectively. Contracts outstanding at December 28, 2024 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that were hedging interest payments as of December 28, 2024, December 30, 2023 and September 30, 2024 had a maximum total U.S. dollar equivalent notional amount of $450.0, $700.0 and $450.0, respectively. Refer to “NOTE 6. DEBT” for the terms of the swap agreements outstanding at December 28, 2024. Included in the AOCL balance at December 28, 2024 was a gain of $5.4 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at December 28, 2024 was a gain of $1.0 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	December 28, 2024	December 30, 2023	September 30, 2024
Urea	24,000 tons	18,000 tons	51,000 tons
Diesel	3,066,000 gallons	2,226,000 gallons	1,092,000 gallons
Heating Oil	1,302,000 gallons	1,008,000 gallons	42,000 gallons

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 28, 2024	December 30, 2023	September 30, 2024
Interest rate swap agreements	Prepaid and other current assets	$1.5	$14.4	$0.9
	Other assets	1.7	7.1	—
	Other current liabilities	(0.1)	—	(0.2)
	Other liabilities	(1.0)	(2.0)	(5.1)
Commodity hedging instruments	Prepaid and other current assets	0.8	—	0.8
	Other current liabilities	—	(0.4)	—
Total derivatives designated as hedging instruments		$2.9	$19.1	$(3.6)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$0.2	$—	$0.1
	Other current liabilities	(0.4)	(2.8)	(4.0)
Commodity hedging instruments	Other current liabilities	—	(0.3)	—
Total derivatives not designated as hedging instruments		(0.2)	(3.1)	(3.9)
Total derivatives		$2.7	$16.0	$(7.5)

The effect of derivative instruments on AOCL, net of tax, and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain / (Loss) Recognized in AOCL
	Three Months Ended
	December 28, 2024	December 30, 2023
Interest rate swap agreements	$5.4	$(6.4)
Commodity hedging instruments	0.3	(1.8)
Total	$5.7	$(8.2)

Derivatives in Cash Flow Hedging Relationships	Reclassified from AOCL into Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended
		December 28, 2024	December 30, 2023
Interest rate swap agreements	Interest expense	$1.6	$2.6
Commodity hedging instruments	Cost of sales	0.1	(1.1)
Total		$1.7	$1.5

Derivatives Not Designated as Hedging Instruments	Recognized in Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended
		December 28, 2024	December 30, 2023
Currency forward contracts	Other income / expense, net	$9.7	$(4.8)
Commodity hedging instruments	Cost of sales	—	(1.3)
Total		$9.7	$(6.1)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 12. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

	Fair Value Hierarchy Level	December 28, 2024		December 30, 2023		September 30, 2024
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$0.9	$0.9	$1.5	$1.5	$51.2	$51.2
Other
Investment securities in non-qualified retirement plan assets	Level 1	32.7	32.7	40.1	40.1	32.4	32.4
Convertible debt investments	Level 3	28.1	28.1	85.0	85.0	45.8	45.8

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	475.6	475.6	511.2	511.2	—	—
Credit facilities – term loans	Level 2	612.5	612.5	912.5	912.5	625.0	625.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	435.0	500.0	425.0	500.0	456.3
Senior Notes due 2032 – 4.375%	Level 2	400.0	348.0	400.0	339.0	400.0	370.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	414.0	450.0	401.6	450.0	432.0
Senior Notes due 2026 – 5.250%	Level 2	250.0	245.0	250.0	242.2	250.0	248.8
Other debt	Level 2	2.3	2.3	2.5	2.5	—	—
Changes in the balance of Level 3 convertible debt investments carried at fair value are presented below. There were no transfers into or out of Level 3.

	Three Months Ended
	December 28, 2024	December 30, 2023
Fair value at beginning of period	$45.8	$85.8
Total realized / unrealized gains (losses) included in net earnings	(7.0)	0.1
Total realized / unrealized losses included in OCI	—	(0.9)
Exchange for non-voting exchangeable shares of Cansortium	(10.7)	—
Fair value at end of period	$28.1	$85.0
On December 18, 2024, the Company exchanged its convertible debt investment in RIV Capital for non-voting exchangeable shares of Cansortium. Refer to “NOTE 2. INVESTMENT IN UNCONSOLIDATED AFFILIATES” for further details.
The amortized cost basis of convertible debt investments was $44.4, $225.9 and $62.1 at December 28, 2024, December 30, 2023 and September 30, 2024, respectively. At December 28, 2024, December 30, 2023 and September 30, 2024, gross unrealized losses on convertible debt investments were $16.4, $140.9 and $16.4, respectively, and there were no gross unrealized gains. These investments have been in a continuous unrealized loss position for greater than 12 months as of December 28, 2024. The allowance for expected credit losses was $1.9, $101.3 and $1.9 at December 28, 2024, December 30, 2023 and September 30, 2024, respectively. At December 28, 2024, the weighted-average period until scheduled maturity of the Company’s convertible debt investments was 4.7 years.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 13. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At December 28, 2024, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $28.4. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three months ended December 28, 2024 and December 30, 2023.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of December 28, 2024, the Company’s residual value guarantee would have approximated $6.3.
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	December 28, 2024	December 30, 2023	September 30, 2024
Operating leases:
Right-of-use assets	Other assets	$260.5	$282.6	$265.4

Current lease liabilities	Other current liabilities	75.7	77.2	75.3
Non-current lease liabilities	Other liabilities	210.4	234.0	215.8
Total operating lease liabilities		$286.1	$311.2	$291.1

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$13.6	$14.8	$15.2

Current lease liabilities	Current portion of debt	2.3	2.1	2.6
Non-current lease liabilities	Long-term debt	14.0	15.2	15.2
Total finance lease liabilities		$16.3	$17.3	$17.8
Components of lease cost were as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Operating lease cost (a)	$21.4	$22.0
Variable lease cost	5.9	6.6

Finance lease cost
Amortization of right-of-use assets	0.7	0.6
Interest on lease liabilities	0.2	0.2
Total finance lease cost	$0.9	$0.8
(a)Operating lease cost includes amortization of right-of-use assets of $17.2 and $18.2 for the three months ended December 28, 2024 and December 30, 2023, respectively. Short-term lease expense is excluded from operating lease cost and is not material.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$23.8	$24.3
Operating cash flows from finance leases	0.2	0.2
Financing cash flows from finance leases	0.6	0.5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14.6	$33.5
Finance leases	0.4	0.8
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

	December 28, 2024	December 30, 2023
Weighted-average remaining lease term (in years):
Operating leases	5.1	5.5
Finance leases	8.2	9.1

Weighted-average discount rate:
Operating leases	6.3%	5.5%
Finance leases	4.6%	4.5%
Maturities of lease liabilities by fiscal year for the Company’s leases as of December 28, 2024 were as follows:

Year	Operating Leases	Finance Leases
2025 (remainder of the year)	$69.5	$2.3
2026	77.0	2.7
2027	52.4	2.4
2028	41.8	2.0
2029	29.2	1.7
Thereafter	67.0	8.6
Total lease payments	336.9	19.7
Less: Imputed interest	(50.8)	(3.4)
Total lease liabilities	$286.1	$16.3

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Three Months Ended
	December 28, 2024	December 30, 2023
Net Sales:
U.S. Consumer	$340.9	$306.7
Hawthorne	52.1	80.1
Other	23.8	23.6
Consolidated	$416.8	$410.4

Segment Profit (Loss):
U.S. Consumer	$10.0	$(15.5)
Hawthorne	1.7	(9.7)
Other	(3.1)	(5.0)
Total Segment Profit (Loss)	8.6	(30.2)
Corporate	(34.8)	(26.0)
Intangible asset amortization	(3.1)	(4.0)
Impairment, restructuring and other	(21.7)	12.9
Equity in loss of unconsolidated affiliates	(9.9)	(22.5)
Interest expense	(33.7)	(42.8)
Other non-operating expense, net	(1.3)	(1.6)
Loss before income taxes	$(95.9)	$(114.2)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following table presents net sales by product category for the periods indicated:

	Three Months Ended
	December 28, 2024	December 30, 2023
U.S. Consumer:
Lawn care	$124.3	$118.8
Growing media and mulch	93.4	72.0
Controls	64.6	53.4
Roundup® marketing agreement	27.7	23.4
Other, primarily gardening	30.9	39.1
Hawthorne:
Lighting	22.9	31.9
Nutrients	17.5	16.6
Growing media	4.9	11.2
Growing environment	2.6	11.5
Other, primarily hardware	4.2	8.9
Other:
Growing media	12.6	13.2
Lawn care	2.3	2.3
Other, primarily gardening and controls	8.9	8.1
Total net sales	$416.8	$410.4

The following table presents net sales by geographic area for the periods indicated:

	Three Months Ended
	December 28, 2024	December 30, 2023
Net sales:
United States	$379.3	$365.8
International	37.5	44.6
	$416.8	$410.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide an understanding of our financial condition and results of operations by focusing on changes in certain key measures from year-to-year. This MD&A includes the following sections:
•Executive summary
•Results of operations
•Segment results
•Liquidity and capital resources
•Regulatory matters
•Critical accounting estimates
This MD&A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Annual Report”) and our condensed consolidated financial statements included in this Form 10-Q.
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
Through our Hawthorne segment, we are a leading provider of nutrients, lighting and other materials used for indoor and hydroponic gardening in North America. Our Signature brands include General Hydroponics®, Gavita®, Botanicare®, Agrolux®, Gro Pro®, Mother Earth®, Grower’s Edge®, HydroLogic Purification System® and CYCO®.
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
(Dollars in millions, except per share data)
Recent Events
During the three months ended December 28, 2024, our Hawthorne segment continued to experience decreased sales volume. This was partially attributable to an oversupply of cannabis, which has led to a prolonged period of lower cannabis wholesale prices and reduced indoor and outdoor cannabis cultivation. The oversupply has been driven by increased licensing activity across the U.S. and significant capital investment in the cannabis production marketplace over the past several years, as well as inconsistent enforcement of regulations. We expect that the oversupply of cannabis will continue to adversely impact our Hawthorne segment. If the oversupply of cannabis persists longer, or is more significant than we expect, our results of operations could be materially and adversely impacted for a longer period and to a greater extent than we currently anticipate.
During fiscal 2024, our Hawthorne segment discontinued distribution of other companies’ products in order to shift its focus solely to marketing, innovating and supporting its portfolio of Signature brands, including General Hydroponics®, Gavita®, Botanicare®, Gro Pro®, Mother Earth®, Grower’s Edge®, HydroLogic Purification System® and CYCO®. We expect the discontinuation of sales of other companies’ products will result in lower sales volume when compared to historical periods, but will enable continued optimization of Hawthorne’s operations and improvement of its profitability.
We continue to monitor the impacts of macroeconomic conditions, including elevated interest rates and the impact of inflationary pressures on input costs and consumer behavior; as well as geopolitical uncertainty, including the duration and resolution of ongoing conflicts, potential escalation of tensions and global supply chain disruptions. The impact that these events and conditions will have on our operational and financial performance will depend on future developments, which are difficult to predict. For more information about factors that could impact our business, refer to “ITEM 1A. RISK FACTORS” in the 2024 Annual Report.
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended December 28, 2024 and December 30, 2023:

	December 28, 2024	% of Net Sales	December 30, 2023	% of Net Sales
Net sales	$416.8	100.0%	$410.4	100.0%
Cost of sales	316.9	76.0	354.0	86.3
Cost of sales—impairment, restructuring and other	5.1	1.2	(5.8)	(1.4)
Gross margin	94.8	22.7	62.2	15.2
Operating expenses:
Selling, general and administrative	124.8	29.9	114.8	28.0
Impairment, restructuring and other	16.5	4.0	(7.1)	(1.7)
Other expense, net	4.5	1.1	1.8	0.4
Loss from operations	(51.0)	(12.2)	(47.3)	(11.5)
Equity in loss of unconsolidated affiliates	9.9	2.4	22.5	5.5
Interest expense	33.7	8.1	42.8	10.4
Other non-operating expense, net	1.3	0.3	1.6	0.4
Loss before income taxes	(95.9)	(23.0)	(114.2)	(27.8)
Income tax benefit	(26.4)	(6.3)	(33.7)	(8.2)
Net loss	$(69.5)	(16.7)%	$(80.5)	(19.6)%
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Net Sales
Net sales for the three months ended December 28, 2024 were $416.8, an increase of 1.6% from net sales of $410.4 for the three months ended December 30, 2023. Factors contributing to the change in net sales are outlined in the following table:

Three Months Ended
December 28, 2024
Volume and mix	2.6%
Pricing	(0.8)
Foreign exchange rates	(0.2)
Change in net sales	1.6%
The increase in net sales for the three months ended December 28, 2024 as compared to the three months ended December 30, 2023 was primarily driven by:
•increased sales volume of 10.5%, comprised of the net impact of higher volume in our U.S. Consumer segment driven by soils, controls and plant food products, partially offset by lower volume in our Hawthorne segment driven by lighting, growing environment, growing media and hardware products; and
•increased net sales associated with the Roundup® marketing agreement;
•partially offset by other decreases of 7.9% included within “volume and mix” related to nonrecurring fiscal 2024 sales of bulk raw materials and AeroGarden® products in our U.S. Consumer segment and the discontinuation of sales of other companies’ products in our Hawthorne segment; and
•decreased pricing, primarily driven by additional investments in consumer activation activities in our U.S. Consumer segment.
Cost of Sales
The following table shows the major components of cost of sales:

	Three Months Ended
	December 28, 2024	December 30, 2023
Materials	$151.0	$175.8
Distribution and warehousing	78.1	83.3
Manufacturing labor and overhead	65.8	75.8
Costs associated with Roundup® marketing agreement	22.0	19.1
Cost of sales	316.9	354.0
Cost of sales—impairment, restructuring and other	5.1	(5.8)
	$322.0	$348.2
Factors contributing to the change in cost of sales are outlined in the following table:

Three Months Ended
December 28, 2024
Volume, mix and other	$(24.8)
Material cost changes	(14.5)
Foreign exchange rates	(0.6)
Costs associated with Roundup® marketing agreement	2.8
(37.1)
Impairment, restructuring and other	10.9
Change in cost of sales	$(26.2)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The decrease in cost of sales for the three months ended December 28, 2024 as compared to the three months ended December 30, 2023 was primarily driven by:
•lower material costs in our U.S. Consumer segment;
•lower sales volume in our Hawthorne segment; and
•lower warehousing and transportation costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments;
•partially offset by higher sales volume in our U.S. Consumer segment;
•an increase in impairment, restructuring and other charges; and
•an increase in costs associated with the Roundup® marketing agreement.
Gross Margin
As a percentage of net sales, our gross margin rate was 22.7% and 15.2% for the three months ended December 28, 2024 and December 30, 2023, respectively. Factors contributing to the change in gross margin rate are outlined in the following table:

Three Months Ended
December 28, 2024
Volume, mix and other	7.5%
Material costs	3.4
Roundup® commissions and reimbursements	0.1
Pricing	(0.7)
10.3
Impairment, restructuring and other	(2.8)
Change in gross margin rate	7.5%
The increase in gross margin rate for the three months ended December 28, 2024 as compared to the three months ended December 30, 2023 was primarily driven by:
•lower material costs in our U.S. Consumer segment;
•favorable mix associated with our U.S. Consumer and Hawthorne segments;
•favorable leverage of fixed costs, included within “volume, mix and other,” driven by higher sales volume in our U.S. Consumer segment; and
•lower warehousing and transportation costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments;
•partially offset by decreased pricing, primarily driven by additional investments in consumer activation activities in our U.S. Consumer segment; and
•an increase in impairment, restructuring and other charges.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Three Months Ended
	December 28, 2024	December 30, 2023
Advertising	$17.6	$17.4
Share-based compensation	12.6	13.4
Research and development	7.6	8.4
Amortization of intangibles	3.0	3.5
Other selling, general and administrative	84.0	72.1
	$124.8	$114.8
SG&A increased $10.0, or 8.7%, during the three months ended December 28, 2024 compared to the three months ended December 30, 2023. Other SG&A increased $11.9, or 16.5%, driven by higher short-term variable cash incentive compensation expense and other associate-related costs.
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Three Months Ended
	December 28, 2024	December 30, 2023
Cost of sales—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	$1.8	$(5.8)
Right-of-use asset impairments	1.7	—
Property, plant and equipment impairments	1.6	—
Operating expenses—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	9.6	(7.1)
Loss on exchange of convertible debt investment	7.0	—
Total impairment, restructuring and other charges (recoveries), net	$21.7	$(12.9)
During the three months ended December 28, 2024, we recorded executive severance charges of $9.5 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
During the three months ended December 28, 2024, we recorded a non-cash loss of $7.0 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations related to the exchange of our convertible debt investment in RIV Capital for non-voting exchangeable shares of Cansortium.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we reduced the size of our supply chain network, reduced staffing levels and implemented other cost-reduction initiatives. We also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce on hand inventory to align with the reduced network capacity. During the three months ended December 28, 2024, we incurred costs of $1.4 in our U.S. Consumer segment and $3.7 in our Hawthorne segment associated with this restructuring initiative in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. During the three months ended December 30, 2023, we recorded recoveries of $3.7 associated with this restructuring initiative, primarily related to the sale of certain previously-reserved inventory at amounts in excess of estimated net realizable value, partially offset by employee termination benefits and facility closure costs. We incurred costs of $2.0 in our U.S. Consumer segment and recorded recoveries of $7.7 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 30, 2023. We recorded recoveries of $0.8 in our U.S. Consumer segment and incurred costs of $0.3 in our Hawthorne segment and $2.4 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 30, 2023. Costs incurred since the inception of this restructuring initiative through December 28, 2024 were $300.9 for our Hawthorne segment, $59.8 for our U.S. Consumer segment, $2.9 for our Other segment and $25.1 for Corporate.
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
Other Expense, net
Other expense is comprised of activities such as the discount on sales of accounts receivable under the Master Receivables Purchase Agreement, royalty income from the licensing of certain of our brand names and foreign exchange transaction gains and losses. Other expense was $4.5 and $1.8 for the three months ended December 28, 2024 and December 30, 2023, respectively. The increase in expense during the three months ended December 28, 2024 was primarily due to higher sales of accounts receivable under the Master Receivables Purchase Agreement.
Loss from Operations
Loss from operations was $51.0 for the three months ended December 28, 2024, an increase of 7.8% compared to $47.3 for the three months ended December 30, 2023. The increase was primarily driven by higher impairment, restructuring and other charges, higher SG&A and higher other expense, partially offset by higher net sales and an increase in gross margin rate.
Equity in Loss of Unconsolidated Affiliates
Equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC was $9.9 and $22.5 during the three months ended December 28, 2024 and December 30, 2023, respectively. We anticipated a net loss for Bonnie Plants, LLC in the first quarter due to the seasonal nature of its business, in which sales are heavily weighted to the spring and summer selling periods. During the three months ended December 30, 2023, equity in loss of unconsolidated affiliates also included a pre-tax impairment charge of $10.4 associated with our investment in Bonnie Plants, LLC.
Interest Expense
Interest expense was $33.7 for the three months ended December 28, 2024, a decrease of 21.3% compared to $42.8 for the three months ended December 30, 2023. The decrease was driven by lower average borrowings of $390.1 and a decrease in our weighted average interest rate, net of the impact of interest rate swaps, of 50 basis points. The decrease in average borrowings was driven by our focus on using available cash flow to reduce our debt as well as higher sales of accounts receivable under the amended Master Receivables Purchase Agreement. The decrease in our weighted average interest rate was primarily driven by lower borrowing rates under the Sixth A&R Credit Agreement.
Income Tax Benefit
The effective tax rates for the three months ended December 28, 2024 and December 30, 2023 were 27.5% and 29.5%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year-end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Net Loss
Net loss was $69.5, or $1.21 per diluted share, for the three months ended December 28, 2024 compared to $80.5, or $1.42 per diluted share, for the three months ended December 30, 2023. The decrease was driven by higher net sales, an increase in gross margin rate, lower equity in loss of unconsolidated affiliates and lower interest expense, partially offset by higher impairment, restructuring and other charges, higher SG&A, higher other expense and lower income tax benefit.
Diluted average Common Shares used in the diluted net loss per common share calculation for the three months ended December 28, 2024 and December 30, 2023 were 57.3 million and 56.7 million, respectively, which excluded potential Common Shares of 1.5 million and 0.5 million, respectively, because the effect of their inclusion would be anti-dilutive as we incurred a net loss for the three months ended December 28, 2024 and December 30, 2023. The increase in diluted average Common Shares was primarily the result of the exercise and issuance of share-based compensation awards.
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
The following table sets forth net sales by segment:

	Three Months Ended
	December 28, 2024	December 30, 2023
U.S. Consumer	$340.9	$306.7
Hawthorne	52.1	80.1
Other	23.8	23.6
Consolidated	$416.8	$410.4
The following table sets forth Segment Profit (Loss) as well as a reconciliation to loss before income taxes, the most directly comparable GAAP measure:

	Three Months Ended
	December 28, 2024	December 30, 2023
U.S. Consumer	$10.0	$(15.5)
Hawthorne	1.7	(9.7)
Other	(3.1)	(5.0)
Total Segment Profit (Loss) (Non-GAAP)	8.6	(30.2)
Corporate	(34.8)	(26.0)
Intangible asset amortization	(3.1)	(4.0)
Impairment, restructuring and other	(21.7)	12.9
Equity in loss of unconsolidated affiliates	(9.9)	(22.5)
Interest expense	(33.7)	(42.8)
Other non-operating expense, net	(1.3)	(1.6)
Loss before income taxes (GAAP)	$(95.9)	$(114.2)
U.S. Consumer
U.S. Consumer segment net sales were $340.9 in the first quarter of fiscal 2025, an increase of 11.2% from first quarter of fiscal 2024 net sales of $306.7. The increase was driven by higher sales volume of 17.9%, partially offset by a decrease of 5.9% due to nonrecurring fiscal 2024 sales of bulk raw materials and AeroGarden® products, and decreased pricing of 0.8% due to additional investments in consumer activation activities. The increase in sales volume was driven by soils, controls and plant food products.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
U.S. Consumer Segment Profit was $10.0 in the first quarter of fiscal 2025, an increase from first quarter of fiscal 2024 Segment Loss of $15.5. The increase was due to higher net sales and a higher gross margin rate, partially offset by higher SG&A, and higher other expense driven by the discount on sales of accounts receivable.
Hawthorne
Hawthorne segment net sales were $52.1 in the first quarter of fiscal 2025, a decrease of 35.0% from first quarter of fiscal 2024 net sales of $80.1. The decrease was driven by the discontinuation of sales of other companies’ products of 17.4%, lower sales volume of 16.2% and decreased pricing of 1.4%. The decrease in sales volume was driven by lighting, growing environment, growing media and hardware products.
Hawthorne Segment Profit was $1.7 in the first quarter of fiscal 2025, an increase from first quarter of fiscal 2024 Segment Loss of $9.7. The increase was driven by a higher gross margin rate and lower SG&A, partially offset by lower net sales.
Other
Other segment net sales were $23.8 in the first quarter of fiscal 2025, an increase of 0.8% from the first quarter of fiscal 2024 net sales of $23.6. The increase was driven by higher sales volume of 3.8% and increased pricing of 0.4%, partially offset by unfavorable foreign exchange rates of 3.4%.
Other Segment Loss was $3.1 in the first quarter of fiscal 2025, a decrease from first quarter of fiscal 2024 Segment Loss of $5.0. The decrease was driven by a higher gross margin rate.
Corporate
Corporate expenses were $34.8 in the first quarter of fiscal 2025, an increase of 33.8% from first quarter of fiscal 2024 expenses of $26.0. The increase was driven by higher short-term variable incentive compensation expense and other associate-related costs.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	Three Months Ended
	December 28, 2024	December 30, 2023
Net cash used in operating activities	$(445.3)	$(343.2)
Net cash used in investing activities	(23.3)	(53.2)
Net cash provided by financing activities	407.7	374.2
Operating Activities
Cash used in operating activities totaled $445.3 for the three months ended December 28, 2024, an increase of $102.1 compared to $343.2 for the three months ended December 30, 2023. This increase was driven by higher inventory production, the timing of accounts receivable sales, higher short-term variable cash incentive compensation payments and higher SG&A, partially offset by higher gross margin and lower interest payments. Accounts receivable sale timing is driven by the fact that the Master Receivable Purchasing Agreement was first entered into during the three months ended December 30, 2023.
Investing Activities
Cash used in investing activities totaled $23.3 for the three months ended December 28, 2024, a decrease of $29.9 compared to $53.2 for the three months ended December 30, 2023. Cash used for investments in property, plant and equipment during the first three months of fiscal 2025 and 2024 was $29.3 and $37.9, respectively, driven by the timing of spending on capital projects. During the three months ended December 30, 2023, we acquired an additional equity interest in Bonnie Plants, LLC for $21.4. During the three months ended December 28, 2024 and December 30, 2023, we had other investing cash inflows of $6.0 and $6.1, respectively, primarily associated with currency forward contracts.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Financing Activities
Cash provided by financing activities totaled $407.7 for the three months ended December 28, 2024 compared to $374.2 for the three months ended December 30, 2023. During the three months ended December 28, 2024, we had net borrowings on our debt instruments of $464.8 due to our seasonal working capital build. We also paid dividends of $39.2 and repurchased Common Shares for $15.6 (which represents cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation). During the three months ended December 30, 2023, we had net borrowings on our debt instruments of $410.2, paid dividends of $37.4 and repurchased Common Shares for $3.1 (which represents cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation).
Accounts Receivable Sales
On October 27, 2023, we entered into the Master Receivables Purchase Agreement, under which we could sell up to $600.0 of available and eligible outstanding customer accounts receivable generated by sales to four specified customers. On September 1, 2024, we amended the Master Receivables Purchase Agreement to permit us to sell up to $750.0 of available and eligible outstanding customer accounts receivable generated by sales to five specified customers. The agreement is uncommitted and expires on September 1, 2025. Transactions under the Master Receivables Purchase Agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the buyer are classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. We record the discount on sales in the “Other expense, net” line in the Condensed Consolidated Statements of Operations. At December 28, 2024, December 30, 2023 and September 30, 2024, net receivables derecognized were $236.7, $140.1 and $186.6, respectively. During the three months ended December 28, 2024 and December 30, 2023, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $274.0 and $199.6, respectively, and the total discount recorded on sales was $3.3 and $2.2, respectively.
Supplier Finance Program
We have an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance our payment obligations with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance our payment obligations prior to their scheduled due dates at a discounted price to the participating financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that we negotiate with our suppliers are consistent, regardless of whether a supplier participates in the program. Our current payment terms with a majority of our suppliers generally range from 30 to 60 days, which we deem to be commercially reasonable. Our outstanding payment obligations under our supplier finance program were $27.1, $30.8 and $12.5 at December 28, 2024, December 30, 2023 and September 30, 2024, respectively, and are recorded within accounts payable in the Condensed Consolidated Balance Sheets. The associated payments were $73.6 and $69.8 for the three months ended December 28, 2024 and December 30, 2023, respectively, and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $9.8, $10.4 and $71.6 as of December 28, 2024, December 30, 2023 and September 30, 2024, respectively, included $6.1, $4.0 and $15.9, respectively, held by controlled foreign corporations. As of December 28, 2024, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
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
At December 28, 2024, we had letters of credit outstanding in the aggregate principal amount of $83.1, and had $691.3 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 8.5% and 9.1% for the three months ended December 28, 2024 and December 30, 2023, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters calculated as average total indebtedness, divided by our Adjusted EBITDA. Pursuant to Amendment No. 2, the maximum permitted leverage ratio is (i) 5.50 for the first quarter of fiscal 2025, (ii) 5.25 for the second quarter of fiscal 2025, (iii) 5.00 for the third quarter of fiscal 2025, (iv) 4.75 for the fourth quarter of fiscal 2025 and (v) 4.50 for the first quarter of fiscal 2026 and thereafter. Our leverage ratio was 4.52 at December 28, 2024. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement also contains an affirmative covenant regarding our fixed charge coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA minus capital expenditures and expense for taxes paid in cash, divided by the sum of interest expense plus restricted payments, as described in Amendment No. 2. The minimum required fixed charge coverage ratio is 1.00. Our fixed charge coverage ratio was 1.38 for the twelve months ended December 28, 2024.
As of December 28, 2024, we were in compliance with all applicable covenants in the agreements governing our debt. Based on our projections of financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-Q, we expect to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes and cause the Senior Notes to become due and payable at that time. As of December 28, 2024, our indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $2,688.1. We do not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.

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
The Senior Notes contain an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings. The minimum required interest coverage ratio is 2.00. Our interest coverage ratio was 3.95 for the twelve months ended December 28, 2024.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of December 28, 2024, December 30, 2023 and September 30, 2024 had a maximum total U.S. dollar equivalent notional amount of $450.0, $700.0 and $450.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at December 28, 2024 are shown in the table below:

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
(Dollars in millions, except per share data)
Availability and Use of Cash
We believe that our cash flows from operations and borrowings under our agreements described herein will be sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in the 2024 Annual Report, under “ITEM 1A. RISK FACTORS — Risks Related to Our M&A, Lending and Financing Activities — Our indebtedness could limit our flexibility and adversely affect our financial condition.”
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

	December 28, 2024	September 30, 2024
Current assets	$1,157.6	$838.4
Non-current assets (a)	1,822.5	1,805.1
Current liabilities	629.0	667.3
Non-current liabilities	2,927.8	2,471.6
(a)Includes amounts due from Non-Guarantor subsidiaries of $61.6 and $49.5, respectively.

	Three Months Ended	Year Ended
	December 28, 2024	September 30, 2024
Net sales	$379.2	$3,248.6
Gross margin	92.5	809.5
Net loss (a)	(65.1)	(16.1)
(a)Includes intercompany income (expense) from Non-Guarantor subsidiaries of $(0.4) and $12.5, respectively.
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
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance, or taking actions aimed at ensuring compliance, with such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established accruals, is not expected to have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the 2024 Annual Report, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements and related disclosures in accordance with GAAP requires management to use judgment and make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. By their nature, these judgments are subject to uncertainty. We base our estimates on historical experience, current trends and other factors that we believe to be relevant under the circumstances at the time the estimate was made. Certain accounting estimates are particularly significant, including those related to revenue recognition and promotional allowances, income taxes and goodwill and indefinite-lived intangible assets.
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
(Dollars in millions, except per share data)
The Audit Committee of the Board of Directors of Scotts Miracle-Gro reviews our critical accounting estimates on an ongoing basis, including those related to revenue recognition and promotional allowances, income taxes and goodwill and indefinite-lived intangible assets. Our critical accounting estimates have not changed materially from those disclosed in the 2024 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks have not changed materially from those disclosed in the 2024 Annual Report.
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
With the participation of the principal executive officer and the principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of December 28, 2024.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Registrant’s fiscal quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the legal proceedings that have been previously disclosed in Part I, Item 3 of the 2024 Annual Report. There have been no material developments to the pending legal proceedings set forth therein.
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
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of December 28, 2024, have not materially changed from those described in Part I, Item 1A of the 2024 Annual Report.
Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act which are subject to risks and uncertainties. Information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of dividends and repurchases of our Common Shares or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.

Contents
Forward-looking statements in this Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in the 2024 Annual Report. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors and other cautionary statements that we make from time to time in our other SEC filings and public communications.
You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned not to place undue reliance on such statements. These factors may not contain all of the factors that are important to you. We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements that we make in this Form 10-Q are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by law.
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
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended December 28, 2024:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs (3)
October 1, 2024 through October 26, 2024	—	$—	—	N/A
October 27, 2024 through November 23, 2024	1,031	$88.27	—	N/A
November 24, 2024 through December 28, 2024	2,504	$72.76	—	N/A
Total	3,535	$77.29	—

(1)All of the Common Shares purchased during the first quarter of fiscal 2025 were purchased in open market transactions. The Common Shares purchased during the quarter consisted of 3,535 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan.

(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)The Company does not have an active repurchase program.

Contents
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the first quarter of fiscal 2025, no director or officer (as defined under Rule 16a-1 of the Securities Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non Rule 10b5-1 trading arrangement (in each case, as defined in Item 408).
ITEM 6. EXHIBITS
See Index to Exhibits at page 43 for a list of the exhibits included herewith.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2024

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Form of Fiscal Year 2024 Incentive RSU Award Agreement	8-K	10.1	November 5, 2024
10.2	Separation Agreement and Release of All Claims by and between The Scotts Company LLC and Matthew E. Garth				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 5, 2025	/s/ MARK J. SCHEIWER
Printed Name: Mark J. Scheiwer
Title: Interim Chief Financial Officer & Chief Accounting Officer