Form 10-Q
period 2025-03-29
SCOTTS MIRACLE-GRO CO
filed 2025-05-07
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
As of May 2, 2025, there were 57,715,024 Common Shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales	$1,421.0	$1,525.4	$1,837.8	$1,935.8
Cost of sales	865.8	986.8	1,182.7	1,340.8
Cost of sales—impairment, restructuring and other	7.3	74.9	12.4	69.1
Gross margin	547.9	463.7	642.7	525.9
Operating expenses:
Selling, general and administrative	188.3	178.7	313.1	293.5
Impairment, restructuring and other	10.7	2.1	27.2	(5.0)
Other expense, net	4.2	10.8	8.7	12.6
Income from operations	344.7	272.1	293.7	224.8
Equity in loss of unconsolidated affiliates	5.9	7.0	15.8	29.5
Interest expense	36.6	44.1	70.3	86.8
Other non-operating expense, net	1.3	1.2	2.6	2.9
Income before income taxes	300.9	219.8	205.0	105.6
Income tax expense	83.4	62.3	57.0	28.6
Net income	$217.5	$157.5	$148.0	$77.0

Basic net income per common share	$3.78	$2.77	$2.57	$1.36
Diluted net income per common share	$3.72	$2.74	$2.53	$1.34

Weighted-average common shares outstanding during the period	57.6	56.8	57.5	56.7
Weighted-average common shares outstanding during the period plus dilutive potential common shares	58.4	57.4	58.6	57.3

See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net income	$217.5	$157.5	$148.0	$77.0
Other comprehensive income (loss):
Net foreign currency translation adjustment	1.0	(2.6)	(4.9)	0.5
Net unrealized gain (loss) on derivative instruments, net of tax	(1.4)	6.1	4.3	(2.1)
Reclassification of net unrealized gain on derivative instruments to net income, net of tax	(2.2)	(0.9)	(3.8)	(2.4)
Net unrealized loss on securities, net of tax	—	(0.6)	—	(1.5)
Pension and other post-retirement benefit adjustments, net of tax	(1.4)	1.0	2.9	(0.4)
Total other comprehensive income (loss)	(4.0)	3.0	(1.5)	(5.9)
Comprehensive income	$213.5	$160.5	$146.5	$71.1
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	March 29, 2025	March 30, 2024
OPERATING ACTIVITIES
Net income	$148.0	$77.0
Adjustments to reconcile net income to net cash used in operating activities:
Impairment, restructuring and other	16.0	5.6
Share-based compensation expense	38.1	44.6
Depreciation	31.6	32.3
Amortization	6.3	7.9
Deferred taxes	39.8	18.8
Equity in loss of unconsolidated affiliates	15.8	29.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(624.3)	(572.5)
Inventories	(189.4)	56.6
Prepaid and other current assets	(7.9)	(6.7)
Accounts payable	153.8	190.8
Other current liabilities	123.6	84.3
Other non-current items	(7.3)	(8.0)
Other, net	(1.3)	0.8
Net cash used in operating activities	(257.2)	(39.0)

INVESTING ACTIVITIES
Investments in property, plant and equipment	(37.6)	(54.2)
Investments in unconsolidated affiliates	—	(21.4)
Other investing, net	2.9	4.5
Net cash used in investing activities	(34.7)	(71.1)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	641.9	519.3
Repayments under revolving and bank lines of credit and term loans	(320.7)	(314.3)
Dividends paid	(78.0)	(76.2)
Purchase of Common Shares	(18.3)	(4.9)
Cash received from exercise of stock options	10.0	1.7
Other financing, net	3.0	17.2
Net cash provided by financing activities	237.9	142.8
Effect of exchange rate changes on cash	(0.7)	0.5
Net increase (decrease) in cash and cash equivalents	(54.7)	33.2
Cash and cash equivalents at beginning of period	71.6	31.9
Cash and cash equivalents at end of period	$16.9	$65.1

See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 29, 2025	March 30, 2024	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$16.9	$65.1	$71.6
Accounts receivable, less allowances of $22.6, $18.2 and $9.6, respectively	799.3	876.9	176.8
Inventories	773.2	824.3	587.5
Prepaid and other current assets	139.2	168.8	144.5
Total current assets	1,728.6	1,935.1	980.4
Investment in unconsolidated affiliates	40.6	83.8	45.2
Property, plant and equipment, net of accumulated depreciation of $827.5, $791.4 and $805.4, respectively	602.5	608.2	609.5
Goodwill	243.9	243.9	243.9
Intangible assets, net	412.0	428.9	418.8
Other assets	509.1	624.3	574.1
Total assets	$3,536.7	$3,924.2	$2,871.9

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$54.6	$57.8	$52.6
Accounts payable	396.3	440.4	254.7
Other current liabilities	561.6	562.1	443.0
Total current liabilities	1,012.5	1,060.3	750.3
Long-term debt	2,493.2	2,760.5	2,174.2
Other liabilities	321.1	354.3	338.0
Total liabilities	3,826.8	4,175.1	3,262.5
Commitments and contingencies (Note 10)
Equity (deficit):
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 57.7, 56.8 and 57.1, respectively	343.4	353.7	362.0
Retained earnings	373.7	491.8	303.8
Treasury shares, at cost; 10.5, 11.4 and 11.0 shares, respectively	(898.4)	(977.8)	(949.1)
Accumulated other comprehensive loss	(108.8)	(118.6)	(107.3)
Total equity (deficit)	(290.1)	(250.9)	(390.6)
Total liabilities and equity (deficit)	$3,536.7	$3,924.2	$2,871.9
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and six months ended March 29, 2025 and March 30, 2024 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its consolidated subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company consolidates all majority-owned subsidiaries and variable interest entities where the Company has been determined to be the primary beneficiary. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
On March 14, 2025, the Company sold all of the issued and outstanding shares of capital stock of its formerly wholly-owned subsidiary The Hawthorne Collective, Inc. (“THC”) to Bad Dog Holdings LLC (“BDH”) in exchange for a promissory note with a principal amount of $39.0. BDH is a newly formed legal entity owned and controlled by a strategic partner of the Company that is intended to hold and manage the investments held by THC. THC was created during fiscal 2021 as a vehicle to invest in areas of the cannabis industry that are not pursued by the Company’s Hawthorne segment. At the time of the sale, THC held non-voting exchangeable shares of Fluent Corp. (formerly Cansortium Inc.) (“Fluent”) (CSE: FNT.U) (OTCQB: CNTMF), a vertically-integrated, multi-state cannabis company, and other minority non-equity investments with a total book value of $39.0. BDH granted the Company a call option that enables the Company to reacquire all of the issued and outstanding shares of capital stock of THC in exchange for canceling the principal amount of the promissory note and making an additional payment to BDH equal to 5% of any appreciation in the fair value of THC. The Company may exercise the call option in its sole and absolute discretion, until the earlier of (i) March 14, 2035 and (ii) the date of the consummation of a merger, change in control or consolidation of BDH; or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of BDH. The Company also granted BDH a put option providing BDH with the right to cause the Company to reacquire all the issued and outstanding shares of capital stock of THC in exchange for canceling the principal amount of the promissory note. The Company has determined that it has a variable interest in BDH, primarily due to the put and call options, and that BDH is a variable interest entity. Additionally, based on its assessment of the characteristics of its variable interest in BDH, including the involvement of its de facto agents, the Company has determined it is the primary beneficiary of BDH and, as a result, is required to consolidate BDH in its condensed consolidated financial statements. As of March 29, 2025, BDH had assets of $10.7 and $28.3 recorded in the “Investment in unconsolidated affiliates” and “Other assets” lines in the Condensed Consolidated Balance Sheets, respectively, and total liabilities of $39.0 associated with the promissory note due to the Company, which is eliminated in consolidation.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025 (this “Form 10-Q”) should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Accounts Receivable
On October 27, 2023, the Company entered into the Master Receivables Purchase Agreement, under which the Company could sell up to $600.0 of available and eligible outstanding customer accounts receivable generated by sales to four specified customers. On September 1, 2024, the Company amended the Master Receivables Purchase Agreement to permit the Company to sell up to $750.0 of available and eligible outstanding customer accounts receivable generated by sales to five specified customers. The agreement is uncommitted and expires on September 1, 2025. The receivable sales are non-recourse to the Company, other than with respect to (i) repurchase obligations and indemnification obligations for any violations by the Company of its respective representations or obligations as seller or servicer and (ii) certain repurchase and payment obligations arising from any dilution of, or dispute with respect to, any purchased receivables that arise after the sale of such purchased receivables to the purchaser not contemplated in the applicable purchase price of such purchased receivable. The recourse obligations of the Company that may arise from time to time are supported by standby letters of credit of $75.0. Transactions under the Master Receivables Purchase Agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the buyer are classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. The Company records the discount on sales in the “Other expense, net” line in the Condensed Consolidated Statements of Operations. At March 29, 2025, March 30, 2024 and September 30, 2024, net receivables derecognized were $598.2, $582.8 and $186.6, respectively. During the three months ended March 29, 2025 and March 30, 2024, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $748.2 and $758.2, respectively, and the total discount recorded on sales was $7.9 and $10.7, respectively. During the six months ended March 29, 2025 and March 30, 2024, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $1,022.2 and $955.5, respectively, and the total discount recorded on sales was $11.2 and $12.9, respectively.
Supplier Finance Program
The Company has an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance payment obligations of the Company with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance payment obligations of the Company prior to their scheduled due dates at a discounted price to the participating financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that the Company negotiates with its suppliers are consistent, regardless of whether a supplier participates in the program. The Company’s current payment terms with a majority of its suppliers generally range from 30 to 60 days, which the Company deems to be commercially reasonable. The Company’s outstanding payment obligations under its supplier finance program were $32.5, $38.5 and $12.5 at March 29, 2025, March 30, 2024 and September 30, 2024, respectively, and are recorded within accounts payable in the Condensed Consolidated Balance Sheets. The associated payments were $155.4 and $153.0 for the six months ended March 29, 2025 and March 30, 2024, respectively, and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.
Long-Lived Assets
The Company had non-cash investing activities of $6.2 and $10.1 during the six months ended March 29, 2025 and March 30, 2024, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months Ended
	March 29, 2025	March 30, 2024
Interest paid	$68.1	$83.6
Income taxes paid (refunded), net	(4.2)	—
During the six months ended March 30, 2024, the Company acquired an additional equity interest in Bonnie Plants, LLC for $21.4, which was classified as an investing activity in the Condensed Consolidated Statements of Cash Flows.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker that are included within each reported measure of segment profit or loss, and also requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU No. 2023-07 is to be applied retrospectively for all periods presented in the financial statements and is effective for the Company’s fiscal year beginning October 1, 2024, and for interim periods within the Company’s fiscal year beginning October 1, 2025, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
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
During the three and six months ended March 29, 2025, the Company recorded equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC of $5.9 and $15.8, respectively, compared to $7.0 and $29.5 during the three and six months ended March 30, 2024, respectively. During the three and six months ended March 30, 2024, the Company recorded a pre-tax impairment charge of $0.0 and $10.4, respectively, associated with its investment in Bonnie Plants, LLC in the “Equity in loss of unconsolidated affiliates” line in the Condensed Consolidated Statements of Operations.
Fluent
On December 19, 2024, Fluent acquired all of the issued and outstanding common shares of RIV Capital Inc. (“RIV Capital”) in exchange for Fluent shares (the “Transaction”). In connection with the Transaction, Fluent and THC entered into an exchange and protection agreement on December 18, 2024, pursuant to which THC exchanged its existing convertible debt investment in RIV Capital for 153.1 million non-voting exchangeable shares of Fluent. These exchangeable shares are convertible, at THC’s discretion, into approximately 23% of the common shares of Fluent. The exchange and protection agreement prohibits THC from converting the exchangeable shares into common shares above a defined 19.99% threshold unless and until Fluent has received the shareholder approval required by the Canadian Stock Exchange. THC and Fluent also entered into an investor rights agreement which allows THC to nominate up to two members to the Fluent board of directors, and provides THC with certain participation rights in order to maintain its pro rata investment position in Fluent in connection with any offering of Fluent shares.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
THC’s convertible debt investment in RIV Capital, which was previously recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets, had a carrying value of $17.7 on December 18, 2024. The exchange of the RIV Capital convertible debt investment for non-voting exchangeable shares of Fluent, a non-cash investing and financing activity, resulted in a loss of $7.0 that was recorded in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 28, 2024.
THC’s interest in Fluent had an initial fair value of $10.7 and is recorded in the “Investment in unconsolidated affiliates” line in the Condensed Consolidated Balance Sheets. The estimated fair value of the non-voting exchangeable shares of Fluent was determined based upon the quoted market price of Fluent common shares as of the date of the exchange and represents a Level 2 nonrecurring fair value measurement. This investment is accounted for using the equity method of accounting, with THC’s proportionate share of Fluent earnings subsequent to December 18, 2024 reflected in the Condensed Consolidated Statements of Operations on a one quarter lag.
Refer to “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details related to the Company’s sale of THC to BDH on March 14, 2025. BDH is a variable interest entity that is consolidated by the Company.
NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$3.6	$70.1	$5.4	$64.0
Right-of-use asset impairments	2.8	0.7	4.5	0.9
Property, plant and equipment impairments	0.9	4.1	2.5	4.2
Operating expenses—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	10.7	2.1	20.2	(5.0)
Loss on exchange of convertible debt investment	—	—	7.0	—
Total impairment, restructuring and other charges, net	$18.0	$77.0	$39.6	$64.1
The following table summarizes the activity related to liabilities associated with restructuring activities during the six months ended March 29, 2025:

Amounts accrued at September 30, 2024	$18.9
Restructuring charges	24.2
Payments	(18.0)
Amounts accrued at March 29, 2025	$25.1
As of March 29, 2025, restructuring accruals include $4.9 that is classified as long-term.
During the three and six months ended March 29, 2025, the Company incurred employee and executive severance charges of $3.6 in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations and $5.4 and $14.9, respectively, in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. The Company incurred charges of $3.0 in its U.S. Consumer segment and $0.6 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 29, 2025. The Company incurred charges of $3.3 in its U.S. Consumer segment and $2.1 and $11.6 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 29, 2025, respectively.
During the three and six months ended March 29, 2025, the Company incurred a non-cash loss of $0.0 and $7.0, respectively, in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations related to the exchange of its convertible debt investment in RIV Capital for non-voting exchangeable shares of Fluent. Refer to “NOTE 2. INVESTMENT IN UNCONSOLIDATED AFFILIATES” for further details.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
During fiscal 2022, the Company began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, the Company reduced the size of its supply chain network, reduced staffing levels and implemented other cost-reduction initiatives. The Company also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce on hand inventory to align with the reduced network capacity. The Company incurred costs of $2.3 and $3.7 in its U.S. Consumer segment and $1.4 and $5.1 in its Hawthorne segment associated with this restructuring initiative in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 29, 2025, respectively. During the three and six months ended March 30, 2024, the Company incurred costs of $77.0 and $73.2, respectively, associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. The Company recorded recoveries of $0.5 and incurred costs of $1.4 in its U.S. Consumer segment and incurred costs of $75.4 and $67.8 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 30, 2024, respectively. The Company recorded recoveries of $0.1 and $0.9 in its U.S. Consumer segment and incurred costs of $1.9 and $2.3 in its Hawthorne segment and $0.0 and $2.4 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 30, 2024, respectively. Costs incurred since the inception of this restructuring initiative through March 29, 2025 were $302.3 for the Hawthorne segment, $62.0 for the U.S. Consumer segment, $2.9 for the Other segment and $25.1 for Corporate.
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
NOTE 4. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	March 29, 2025	March 30, 2024	September 30, 2024
Finished goods	$455.9	$480.9	$246.6
Raw materials	237.9	261.3	256.8
Work-in-process	79.4	82.1	84.1
Total inventories, net	$773.2	$824.3	$587.5
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
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Gross commission	$41.1	$40.6	$51.3	$49.5
Contribution expenses	(4.5)	(4.5)	(9.0)	(9.0)
Net commission	36.6	36.1	42.3	40.5
Reimbursements associated with Roundup® marketing agreement	27.1	29.0	49.1	48.1
Total net sales associated with Roundup® marketing agreement	$63.7	$65.1	$91.4	$88.6
NOTE 6. DEBT
The components of debt are as follows:

	March 29, 2025	March 30, 2024	September 30, 2024
Credit Facilities:
Revolving loans	$345.0	$314.2	$—
Term loans	600.0	900.0	625.0
Senior Notes due 2031 – 4.000%	500.0	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	400.0	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0	250.0
Finance lease obligations	15.6	17.5	17.8
Other	2.5	5.5	—
Total debt	2,563.1	2,837.2	2,242.8
Less current portions	54.6	57.8	52.6
Less unamortized debt issuance costs	15.3	18.9	16.0
Long-term debt	$2,493.2	$2,760.5	$2,174.2
Credit Facilities
On April 8, 2022, the Company entered into a sixth amended and restated credit agreement (the “Sixth A&R Credit Agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0 (the “Sixth A&R Credit Facilities”). The Sixth A&R Credit Agreement will terminate on April 8, 2027. The Sixth A&R Credit Facilities are available for the issuance of letters of credit of up to $100.0. The terms of the Sixth A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default.
Under the terms of the Sixth A&R Credit Agreement, loans bear interest, at the Company’s election, at a rate per annum equal to either (i) the Alternate Base Rate plus the Applicable Spread (all, as defined in the Sixth A&R Credit Agreement) or (ii) the Adjusted Term SOFR Rate for the Interest Period in effect for such borrowing plus the Applicable Spread (all as defined in the Sixth A&R Credit Agreement). Swingline Loans bear interest at the applicable Swingline Rate set forth in the Sixth A&R Credit Agreement. Interest rates for other select non-U.S. dollar borrowings, including borrowings denominated in euro, Pounds Sterling and Canadian dollars, are based on separate interest rate indices, as set forth in the Sixth A&R Credit Agreement.

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
At March 29, 2025, the Company had letters of credit outstanding in the aggregate principal amount of $83.1, and had $821.9 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 7.8% and 8.9% for the six months ended March 29, 2025 and March 30, 2024, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters calculated as average total indebtedness, divided by the Company’s earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of Amendment No. 2 (“Adjusted EBITDA”). Pursuant to Amendment No. 2, the maximum permitted leverage ratio is (i) 5.25 for the second quarter of fiscal 2025, (ii) 5.00 for the third quarter of fiscal 2025, (iii) 4.75 for the fourth quarter of fiscal 2025 and (iv) 4.50 for the first quarter of fiscal 2026 and thereafter. The Company’s leverage ratio was 4.41 at March 29, 2025. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement also contains an affirmative covenant regarding the Company’s fixed charge coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA minus capital expenditures and expense for taxes paid in cash, divided by the sum of interest expense plus restricted payments, as described in Amendment No. 2. The minimum required fixed charge coverage ratio is 1.00. The Company’s fixed charge coverage ratio was 1.45 for the twelve months ended March 29, 2025.
As of March 29, 2025, the Company was in compliance with all applicable covenants in the agreements governing its debt. Based on the Company’s projections of its financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-Q, the Company expects to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, the Company’s assessment of its ability to meet its future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes, as defined below, and cause the Senior Notes to become due and payable at that time. As of March 29, 2025, the Company’s indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $2,545.0. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.

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
Substantially all of Scotts Miracle-Gro’s directly and indirectly owned domestic subsidiaries serve as guarantors of the 5.250% Senior Notes, the 4.500% Senior Notes, the 4.000% Senior Notes and the 4.375% Senior Notes, (collectively, the “Senior Notes”).
The Senior Notes contain an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings. The minimum required interest coverage ratio is 2.00. The Company’s interest coverage ratio was 4.17 for the twelve months ended March 29, 2025.
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of March 29, 2025, March 30, 2024 and September 30, 2024 had a maximum total U.S. dollar equivalent notional amount of $450.0, $700.0 and $450.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at March 29, 2025 are shown in the table below:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt, including the impact of interest rate swaps, were 5.5% and 5.9% for the six months ended March 29, 2025 and March 30, 2024, respectively.
NOTE 7. EQUITY (DEFICIT)
The following tables provide a summary of the changes in equity (deficit) for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance at September 30, 2024	$362.0	$303.8	$(949.1)	$(107.3)	$(390.6)
Net income (loss)	—	(69.5)	—	—	(69.5)
Other comprehensive income (loss)	—	—	—	2.5	2.5
Share-based compensation	31.4	—	—	—	31.4
Dividends declared ($0.66 per share)	—	(38.5)	—	—	(38.5)
Treasury share purchases	—	—	(15.6)	—	(15.6)
Treasury share issuances	(44.3)	—	45.1	—	0.8
Balance at December 28, 2024	349.1	195.8	(919.6)	(104.8)	(479.5)
Net income (loss)	—	217.5	—	—	217.5
Other comprehensive income (loss)	—	—	—	(4.0)	(4.0)
Share-based compensation	8.7	—	—	—	8.7
Dividends declared ($0.66 per share)	—	(39.6)	—	—	(39.6)
Treasury share purchases	—	—	(2.7)	—	(2.7)
Treasury share issuances	(14.5)	—	23.9	—	9.4
Balance at March 29, 2025	$343.4	$373.7	$(898.4)	$(108.8)	$(290.1)
The sum of the components may not equal due to rounding.

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance at September 30, 2023	$353.1	$490.9	$(998.5)	$(112.8)	$(267.3)
Net income (loss)	—	(80.5)	—	—	(80.5)
Other comprehensive income (loss)	—	—	—	(8.9)	(8.9)
Share-based compensation	11.7	—	—	—	11.7
Dividends declared ($0.66 per share)	—	(38.0)	—	—	(38.0)
Treasury share purchases	—	—	(3.1)	—	(3.1)
Treasury share issuances	(15.2)	—	15.9	—	0.7
Balance at December 30, 2023	349.6	372.4	(985.7)	(121.7)	(385.4)
Net income (loss)	—	157.5	—	—	157.5
Other comprehensive income (loss)	—	—	—	3.0	3.0
Share-based compensation	12.4	—	—	—	12.4
Dividends declared ($0.66 per share)	—	(38.1)	—	—	(38.1)
Treasury share purchases	—	—	(1.7)	—	(1.7)
Treasury share issuances	(8.3)	—	9.6	—	1.3
Balance at March 30, 2024	$353.7	$491.8	$(977.8)	$(118.6)	$(250.9)
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (“AOCL”) by component were as follows for each of the periods indicated:

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Loss On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 28, 2024	$(27.1)	$8.9	$(14.4)	$(72.2)	$(104.8)
Other comprehensive income (loss) before reclassifications	1.0	(1.9)	—	—	(0.9)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(3.0)	—	(2.7)	(5.7)
Income tax benefit (expense)	—	1.3	—	1.3	2.6
Net current period other comprehensive income (loss)	1.0	(3.6)	—	(1.4)	(4.0)
Balance at March 29, 2025	$(26.1)	$5.3	$(14.4)	$(73.6)	$(108.8)

Balance at December 30, 2023	$(18.8)	$10.4	$(39.5)	$(73.8)	$(121.7)
Other comprehensive income (loss) before reclassifications	(2.6)	8.2	(0.6)	—	5.0
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(1.2)	—	1.6	0.4
Income tax benefit (expense)	—	(1.8)	—	(0.6)	(2.4)
Net current period other comprehensive income (loss)	(2.6)	5.2	(0.6)	1.0	3.0
Balance at March 30, 2024	$(21.4)	$15.7	$(40.1)	$(72.9)	$(118.6)
The sum of the components may not equal due to rounding.

	Six Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Loss On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2024	$(21.3)	$4.9	$(14.4)	$(76.5)	$(107.3)
Other comprehensive income (loss) before reclassifications	(4.9)	5.8	—	—	0.9
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(5.1)	—	5.4	0.3
Income tax benefit (expense)	—	(0.2)	—	(2.5)	(2.7)
Net current period other comprehensive income (loss)	(4.9)	0.5	—	2.9	(1.5)
Balance at March 29, 2025	$(26.1)	$5.3	$(14.4)	$(73.6)	$(108.8)

Balance at September 30, 2023	$(21.9)	$20.1	$(38.6)	$(72.4)	$(112.8)
Other comprehensive income (loss) before reclassifications	0.5	(2.8)	(1.5)	—	(3.8)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(3.2)	—	(0.5)	(3.7)
Income tax benefit (expense)	—	1.5	—	0.1	1.6
Net current period other comprehensive income (loss)	0.5	(4.5)	(1.5)	(0.4)	(5.9)
Balance at March 30, 2024	$(21.4)	$15.7	$(40.1)	$(72.9)	$(118.6)
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Share-Based Awards
Total share-based compensation was as follows for each of the periods indicated:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Share-based compensation	$22.6	$28.1	$40.0	$44.1
Related tax benefit recognized	4.2	4.6	6.8	7.2
Stock Options
Stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Awards outstanding at September 30, 2024	2,377,672	$65.03	7.5 years
Granted	475,464	72.41
Exercised	(153,383)	59.67
Forfeited	(156,084)	65.98
Awards outstanding at March 29, 2025	2,543,669	66.71	7.8 years	$5.5
Exercisable	476,500	110.49	4.6 years	0.2
The weighted-average fair value per share of each option granted during the six months ended March 29, 2025 and March 30, 2024 was $22.20 and $16.66, respectively. The total intrinsic value of options exercised during the six months ended March 29, 2025 and March 30, 2024 was not material. As of March 29, 2025, there was $10.5 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.0 years. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $10.0 and $1.7 for the six months ended March 29, 2025 and March 30, 2024, respectively.
The weighted average assumptions used in the estimation of fair value for awards granted during the six months ended March 29, 2025 are as follows:

Expected volatility	39.6%
Risk-free interest rate	4.2%
Expected dividend yield	3.3%
Expected life	6.1 years
Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2024	766,384	$68.54
Granted	317,412	74.21
Vested	(646,196)	74.72
Forfeited	(12,323)	71.13
Awards outstanding at March 29, 2025	425,277	63.31
The weighted-average grant-date fair value of restricted share-based awards granted during the six months ended March 29, 2025 and March 30, 2024 was $74.21 and $49.78 per share, respectively. As of March 29, 2025, there was $8.1 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share-based awards that is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of restricted share-based awards vested during the six months ended March 29, 2025 was $52.2.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
For fiscal 2025, the Company is granting short-term equity incentive compensation awards to certain associates in the form of restricted share-based award units in lieu of cash-based annual incentive awards. The program is structured so the fiscal 2025 incentive grant, if any, will be made on or near the incentive payout date, subject to certain performance conditions and a service requirement. The number of restricted share-based award units that are ultimately issued to participating associates will be determined based on the incentive payout amount determined for each associate converted into a variable number of restricted share-based award units based on the fair value of the Common Shares on the grant date. The awards are classified as liability awards and, as of March 29, 2025, the Company had accrued $9.3 in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets associated with these awards. As of March 29, 2025, there was $11.0 of total unrecognized pre-tax compensation cost related to these nonvested restricted share-based awards that is expected to be recognized over the remainder of fiscal 2025. The units associated with these awards are excluded from the table above.
Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2024	409,430	$86.61
Granted	142,163	72.01
Forfeited	(107,919)	114.25
Awards outstanding at March 29, 2025	443,674	75.63
The weighted-average grant-date fair value of performance-based award units granted during the six months ended March 29, 2025 and March 30, 2024 was $72.01 and $74.95 per share, respectively. As of March 29, 2025, there was $8.2 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based award units that is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of performance-based award units vested during the six months ended March 30, 2024 was $10.6.
During the three months ended March 29, 2025, the Company granted performance-based award units with a three year vesting period that include a performance target based on the Company’s absolute total shareholder return, among other financial targets. Details of the assumptions used in the estimation of fair value for these awards are as follows:

Expected volatility	38.6%
Risk-free interest rate	4.2%
NOTE 8. EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted net income per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net income	$217.5	$157.5	$148.0	$77.0
Basic net income per common share
Weighted-average common shares outstanding during the period	57.6	56.8	57.5	56.7
Basic net income per common share	$3.78	$2.77	$2.57	$1.36
Diluted net income per common share
Weighted-average common shares outstanding during the period	57.6	56.8	57.5	56.7
Dilutive potential common shares	0.8	0.6	1.1	0.6
Weighted-average common shares outstanding during the period plus dilutive potential common shares	58.4	57.4	58.6	57.3
Diluted net income per common share	$3.72	$2.74	$2.53	$1.34

Antidilutive stock options outstanding	0.6	0.4	0.4	0.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 9. INCOME TAXES
The effective tax rates for the six months ended March 29, 2025 and March 30, 2024 were 27.8% and 27.1%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the period. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2021. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to foreign jurisdictions, a Canadian audit covering fiscal years 2020 through 2021 is in process. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2018 through 2023. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
Regulatory Matters
At March 29, 2025, the Company had recorded liabilities of $2.6 for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
On June 6, 2024, a purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03132) on behalf of a proposed class of purchasers of Common Shares between November 3, 2021, and August 1, 2023. On July 26, 2024, another purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03766) on behalf of a proposed class of purchasers of Common Shares between June 2, 2021, and August 1, 2023. These lawsuits, which have been consolidated by the court, assert claims under Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act against the Company and certain of its current and former officers based on alleged misstatements about the Company’s inventories, sales and business prospects. The actions seek, among other things, unspecified monetary damages, reasonable costs and expenses and equitable/injunctive or other relief as deemed appropriate by the Court. The Company believes that the claims asserted are without merit and intends to vigorously defend the actions.
Beginning in July 2024, purported shareholders filed a series of shareholder derivative lawsuits in state and federal courts in Ohio against certain of the Company’s current and former directors and officers. The lawsuits include allegations that generally mirror those asserted in the securities lawsuits described above and assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The federal lawsuits also assert claims under the Securities Exchange Act. The actions seek a judgment in favor of the Company for unspecified damages, disgorgement, interest, and costs and expenses, including attorneys’ and experts’ fees.
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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $157.3, $114.2 and $148.4 at March 29, 2025, March 30, 2024 and September 30, 2024, respectively. Contracts outstanding at March 29, 2025 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that were hedging interest payments as of March 29, 2025, March 30, 2024 and September 30, 2024 had a maximum total U.S. dollar equivalent notional amount of $450.0, $700.0 and $450.0, respectively. Refer to “NOTE 6. DEBT” for the terms of the swap agreements outstanding at March 29, 2025. Included in the AOCL balance at March 29, 2025 was a gain of $4.7 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at March 29, 2025 was a gain of $1.1 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	March 29, 2025	March 30, 2024	September 30, 2024
Urea	6,000 tons	—	51,000 tons
Diesel	1,428,000 gallons	1,428,000 gallons	1,092,000 gallons
Heating Oil	798,000 gallons	756,000 gallons	42,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 29, 2025	March 30, 2024	September 30, 2024
Interest rate swap agreements	Prepaid and other current assets	$1.1	$13.6	$0.9
	Other assets	0.2	9.3	—
	Other current liabilities	(0.8)	—	(0.2)
	Other liabilities	(2.1)	(0.8)	(5.1)
Commodity hedging instruments	Prepaid and other current assets	—	—	0.8
Total derivatives designated as hedging instruments		$(1.6)	$22.1	$(3.6)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$0.1	$0.4	$0.1
	Other current liabilities	(0.4)	—	(4.0)
Total derivatives not designated as hedging instruments		(0.3)	0.4	(3.9)
Total derivatives		$(1.9)	$22.5	$(7.5)

The effect of derivative instruments on AOCL, net of tax, and the Condensed Consolidated Statements of Operations for each of the periods presented was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain / (Loss) Recognized in AOCL
	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Interest rate swap agreements	$(2.1)	$5.8	$3.3	$(0.6)
Commodity hedging instruments	0.7	0.3	1.0	(1.5)
Total	$(1.4)	$6.1	$4.3	$(2.1)

Derivatives in Cash Flow Hedging Relationships	Reclassified from AOCL into Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended		Six Months Ended
		March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Interest rate swap agreements	Interest expense	$1.5	$4.1	$3.0	$6.7
Commodity hedging instruments	Cost of sales	0.7	(3.2)	0.8	(4.3)
Total		$2.2	$0.9	$3.8	$2.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)

Derivatives Not Designated as Hedging Instruments	Recognized in Statement of Operations	Amount of Gain / (Loss)
		Three Months Ended		Six Months Ended
		March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Currency forward contracts	Other income / expense, net	$(3.2)	$1.3	$6.5	$(3.5)
Commodity hedging instruments	Cost of sales	(0.1)	(0.1)	(0.1)	(1.4)
Total		$(3.3)	$1.2	$6.4	$(4.9)
NOTE 12. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

	Fair Value Hierarchy Level	March 29, 2025		March 30, 2024		September 30, 2024
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$5.0	$5.0	$28.1	$28.1	$51.2	$51.2
Other
Investment securities in non-qualified retirement plan assets	Level 1	30.4	30.4	42.3	42.3	32.4	32.4
Convertible debt investments	Level 3	28.1	28.1	84.5	84.5	45.8	45.8

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	345.0	345.0	314.2	314.2	—	—
Credit facilities – term loans	Level 2	600.0	600.0	900.0	900.0	625.0	625.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	440.0	500.0	427.5	500.0	456.3
Senior Notes due 2032 – 4.375%	Level 2	400.0	353.0	400.0	344.0	400.0	370.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	420.8	450.0	405.0	450.0	432.0
Senior Notes due 2026 – 5.250%	Level 2	250.0	247.8	250.0	245.6	250.0	248.8
Other debt	Level 2	2.5	2.5	5.5	5.5	—	—
Changes in the balance of Level 3 convertible debt investments carried at fair value are presented below. There were no transfers into or out of Level 3.

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Fair value at beginning of period	$28.1	$85.0	$45.8	$85.8
Total realized / unrealized gains (losses) included in net earnings	—	0.1	(7.0)	0.2
Total realized / unrealized losses included in OCI	—	(0.6)	—	(1.5)
Exchange for non-voting exchangeable shares of Fluent	—	—	(10.7)	—
Fair value at end of period	$28.1	$84.5	$28.1	$84.5
On December 18, 2024, the Company exchanged its convertible debt investment in RIV Capital for non-voting exchangeable shares of Fluent. Refer to “NOTE 2. INVESTMENT IN UNCONSOLIDATED AFFILIATES” for further details.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The amortized cost basis of convertible debt investments was $44.4, $226.0 and $62.1 at March 29, 2025, March 30, 2024 and September 30, 2024, respectively. At March 29, 2025, March 30, 2024 and September 30, 2024, gross unrealized losses on convertible debt investments were $16.4, $141.4 and $16.4, respectively, and there were no gross unrealized gains. These investments have been in a continuous unrealized loss position for greater than 12 months as of March 29, 2025. The allowance for expected credit losses was $1.9, $101.3 and $1.9 at March 29, 2025, March 30, 2024 and September 30, 2024, respectively. At March 29, 2025, the weighted-average period until scheduled maturity of the Company’s convertible debt investments was 4.5 years.
NOTE 13. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At March 29, 2025, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $25.1. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three and six months ended March 29, 2025 and March 30, 2024.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of March 29, 2025, the Company’s residual value guarantee would have approximated $6.3.
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	March 29, 2025	March 30, 2024	September 30, 2024
Operating leases:
Right-of-use assets	Other assets	$260.9	$273.1	$265.4

Current lease liabilities	Other current liabilities	75.0	75.9	75.3
Non-current lease liabilities	Other liabilities	206.6	223.7	215.8
Total operating lease liabilities		$281.6	$299.6	$291.1

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$12.9	$15.0	$15.2

Current lease liabilities	Current portion of debt	2.1	2.3	2.6
Non-current lease liabilities	Long-term debt	13.5	15.2	15.2
Total finance lease liabilities		$15.6	$17.5	$17.8

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Operating lease cost (a)	$21.2	$20.3	$42.6	$42.3
Variable lease cost	7.7	9.2	13.6	15.8

Finance lease cost
Amortization of right-of-use assets	0.6	0.6	1.3	1.2
Interest on lease liabilities	0.2	0.2	0.4	0.4
Total finance lease cost	$0.8	$0.8	$1.7	$1.6
(a)Operating lease cost includes amortization of right-of-use assets of $17.1 and $34.3 for the three and six months ended March 29, 2025, respectively, and $16.5 and $34.7 for the three and six months ended March 30, 2024, respectively. Short-term lease expense is excluded from operating lease cost and is not material.
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Six Months Ended
	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$47.7	$49.3
Operating cash flows from finance leases	0.4	0.4
Financing cash flows from finance leases	1.2	1.0

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$30.8	$41.6
Finance leases	0.4	1.7
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

	March 29, 2025	March 30, 2024	September 30, 2024
Weighted-average remaining lease term (in years):
Operating leases	5.1	5.4	5.2
Finance leases	8.1	8.7	8.1

Weighted-average discount rate:
Operating leases	6.7%	5.6%	5.9%
Finance leases	4.6%	4.6%	4.7%
Maturities of lease liabilities by fiscal year for the Company’s leases as of March 29, 2025 were as follows:

Year	Operating Leases	Finance Leases
2025 (remainder of the year)	$47.0	$1.5
2026	80.8	2.6
2027	56.1	2.4
2028	46.3	2.0
2029	33.7	1.7
Thereafter	69.1	8.6
Total lease payments	333.0	18.8
Less: Imputed interest	(51.4)	(3.2)
Total lease liabilities	$281.6	$15.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
The following tables present financial information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net Sales:
U.S. Consumer	$1,311.5	$1,379.8	$1,652.4	$1,686.5
Hawthorne	32.7	66.4	84.7	146.6
Other	76.8	79.2	100.7	102.7
Consolidated	$1,421.0	$1,525.4	$1,837.8	$1,935.8

Segment Profit (Loss):
U.S. Consumer	$392.5	$385.7	$402.6	$370.3
Hawthorne	(0.9)	(3.4)	0.7	(13.0)
Other	9.0	6.4	5.8	1.2
Total Segment Profit	400.6	388.7	409.1	358.5
Corporate	(34.8)	(35.7)	(69.5)	(61.7)
Intangible asset amortization	(3.1)	(3.9)	(6.3)	(7.9)
Impairment, restructuring and other	(18.0)	(77.0)	(39.6)	(64.1)
Equity in loss of unconsolidated affiliates	(5.9)	(7.0)	(15.8)	(29.5)
Interest expense	(36.6)	(44.1)	(70.3)	(86.8)
Other non-operating expense, net	(1.3)	(1.2)	(2.6)	(2.9)
Income before income taxes	$300.9	$219.8	$205.0	$105.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following table presents net sales by product category for the periods indicated:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
U.S. Consumer:
Growing media and mulch	$596.1	$591.5	$689.5	$663.5
Lawn care	452.4	509.8	576.7	628.6
Controls	127.7	137.1	192.3	190.5
Roundup® marketing agreement	63.1	64.6	90.8	88.0
Other, primarily gardening	72.2	76.8	103.1	115.9
Hawthorne:
Nutrients	16.2	24.6	33.7	41.2
Lighting	4.7	16.1	27.6	48.0
Growing media	5.5	10.2	10.4	21.4
Other, primarily hardware and growing environment	6.3	15.5	13.0	36.0
Other:
Growing media	23.2	23.3	35.8	36.5
Lawn care	28.4	31.5	30.7	33.8
Other, primarily gardening and controls	25.2	24.4	34.2	32.4
Total net sales	$1,421.0	$1,525.4	$1,837.8	$1,935.8

The following table presents net sales by geographic area for the periods indicated:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales:
United States	$1,343.8	$1,441.7	$1,723.1	$1,807.5
International	77.2	83.7	114.7	128.3
	$1,421.0	$1,525.4	$1,837.8	$1,935.8

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
(Dollars in millions, except per share data)
Recent Events
During the three and six months ended March 29, 2025, our Hawthorne segment continued to experience decreased sales volume. This was partially attributable to an oversupply of cannabis, which has led to a prolonged period of lower cannabis wholesale prices and reduced indoor and outdoor cannabis cultivation. The oversupply has been driven by increased licensing activity across the U.S. and significant capital investment in the cannabis production marketplace over the past several years, as well as inconsistent enforcement of regulations. We expect that the oversupply of cannabis will continue to adversely impact our Hawthorne segment. If the oversupply of cannabis persists longer, or is more significant than we expect, our results of operations could be materially and adversely impacted for a longer period and to a greater extent than we currently anticipate.
During fiscal 2024, our Hawthorne segment discontinued distribution of other companies’ products in order to shift its focus solely to marketing, innovating and supporting its portfolio of Signature brands, including General Hydroponics®, Gavita®, Botanicare®, Gro Pro®, Mother Earth®, Grower’s Edge®, HydroLogic Purification System® and CYCO®. The discontinuation of sales of other companies’ products has resulted in lower sales volume when compared to historical periods, but has enabled continued optimization of Hawthorne’s operations and improvement of its profitability.
We continue to monitor the impacts of macroeconomic conditions, including elevated interest rates and the impact of inflationary pressures on input costs and consumer behavior; as well as geopolitical uncertainty, including the duration and resolution of ongoing conflicts, potential escalation of tensions and global supply chain disruptions. We are also continuing to monitor ongoing changes to global trade policies, including the imposition of tariffs. The impact that these events and conditions will have on our operational and financial performance will depend on future developments, which are difficult to predict. For more information about factors that could impact our business, refer to “ITEM 1A. RISK FACTORS” in the 2024 Annual Report.
RESULTS OF OPERATIONS
The following table sets forth the components of earnings as a percentage of net sales for the three months ended March 29, 2025 and March 30, 2024:

	March 29, 2025	% Of Net Sales	March 30, 2024	% Of Net Sales
Net sales	$1,421.0	100.0%	$1,525.4	100.0%
Cost of sales	865.8	60.9	986.8	64.7
Cost of sales—impairment, restructuring and other	7.3	0.5	74.9	4.9
Gross margin	547.9	38.6	463.7	30.4
Operating expenses:
Selling, general and administrative	188.3	13.3	178.7	11.7
Impairment, restructuring and other	10.7	0.8	2.1	0.1
Other expense, net	4.2	0.3	10.8	0.7
Income from operations	344.7	24.3	272.1	17.8
Equity in loss of unconsolidated affiliates	5.9	0.4	7.0	0.5
Interest expense	36.6	2.6	44.1	2.9
Other non-operating expense, net	1.3	0.1	1.2	0.1
Income before income taxes	300.9	21.2	219.8	14.4
Income tax expense	83.4	5.9	62.3	4.1
Net income	$217.5	15.3%	$157.5	10.3%
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth the components of earnings as a percentage of net sales for the six months ended March 29, 2025 and March 30, 2024:

	March 29, 2025	% Of Net Sales	March 30, 2024	% Of Net Sales
Net sales	$1,837.8	100.0%	$1,935.8	100.0%
Cost of sales	1,182.7	64.4	1,340.8	69.3
Cost of sales—impairment, restructuring and other	12.4	0.7	69.1	3.6
Gross margin	642.7	35.0	525.9	27.2
Operating expenses:
Selling, general and administrative	313.1	17.0	293.5	15.2
Impairment, restructuring and other	27.2	1.5	(5.0)	(0.3)
Other expense, net	8.7	0.5	12.6	0.7
Income from operations	293.7	16.0	224.8	11.6
Equity in loss of unconsolidated affiliates	15.8	0.9	29.5	1.5
Interest expense	70.3	3.8	86.8	4.5
Other non-operating expense, net	2.6	0.1	2.9	0.1
Income before income taxes	205.0	11.2	105.6	5.5
Income tax expense	57.0	3.1	28.6	1.5
Net income	$148.0	8.1%	$77.0	4.0%
The sum of the components may not equal due to rounding.

Net Sales
Net sales for the three months ended March 29, 2025 were $1,421.0, a decrease of 6.8% from net sales of $1,525.4 for the three months ended March 30, 2024. Net sales for the six months ended March 29, 2025 were $1,837.8, a decrease of 5.1% from net sales of $1,935.8 for the six months ended March 30, 2024. Factors contributing to the change in net sales are outlined in the following table:

	Three Months Ended	Six Months Ended
	March 29, 2025	March 29, 2025
Volume and mix	(5.7)%	(4.0)%
Pricing	(0.8)	(0.8)
Foreign exchange rates	(0.3)	(0.3)
Change in net sales	(6.8)%	(5.1)%
The decrease in net sales for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024 was primarily driven by:
•decreased sales volume driven by fertilizer, grass seed and controls products in our U.S. Consumer segment; and all product categories in our Hawthorne segment;
•other decreases of 1.1% included within “volume and mix” related to nonrecurring fiscal 2024 sales of bulk raw materials and AeroGarden® products in our U.S. Consumer segment and the discontinuation of sales of other companies’ products in our Hawthorne segment; and
•decreased pricing, primarily driven by additional investments in consumer activation activities in our U.S. Consumer segment.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The decrease in net sales for the six months ended March 29, 2025 as compared to the six months ended March 30, 2024 was primarily driven by:
•decreased sales volume in our Hawthorne segment driven by all product categories;
•other decreases of 2.6% included within “volume and mix” related to nonrecurring fiscal 2024 sales of bulk raw materials and AeroGarden® products in our U.S. Consumer segment and the discontinuation of sales of other companies’ products in our Hawthorne segment; and
•decreased pricing, primarily driven by additional investments in consumer activation activities in our U.S. Consumer segment.
Cost of Sales
The following table shows the major components of cost of sales:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Materials	$447.9	$549.3	$593.7	$725.6
Manufacturing labor and overhead	222.4	230.6	293.4	306.0
Distribution and warehousing	168.4	177.9	246.5	261.1
Costs associated with Roundup® marketing agreement	27.1	29.0	49.1	48.1
Cost of sales	865.8	986.8	1,182.7	1,340.8
Cost of sales—impairment, restructuring and other	7.3	74.9	12.4	69.1
	$873.1	$1,061.7	$1,195.1	$1,409.9
Factors contributing to the change in cost of sales are outlined in the following table:

	Three Months Ended	Six Months Ended
	March 29, 2025	March 29, 2025
Volume, mix and other	$(82.2)	$(108.2)
Material cost changes	(33.6)	(47.0)
Foreign exchange rates	(3.3)	(3.9)
Costs associated with Roundup® marketing agreement	(1.9)	1.0
	(121.0)	(158.1)
Impairment, restructuring and other	(67.6)	(56.7)
Change in cost of sales	$(188.6)	$(214.8)
The decrease in cost of sales for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024 was primarily driven by:
•lower material costs in our U.S. Consumer segment;
•lower sales volume in our U.S. Consumer and Hawthorne segments;
•nonrecurring fiscal 2024 sales of bulk raw materials and AeroGarden® products in our U.S. Consumer segment and the discontinuation of sales of other companies’ products in our Hawthorne segment;
•lower warehousing and transportation costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments;
•lower manufacturing costs included within “volume, mix and other” in our U.S. Consumer, Hawthorne and Other segments; and
•a decrease in impairment, restructuring and other charges.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The decrease in cost of sales for the six months ended March 29, 2025 as compared to the six months ended March 30, 2024 was primarily driven by:
•lower material costs in our U.S. Consumer segment;
•lower sales volume in our Hawthorne segment;
•nonrecurring fiscal 2024 sales of bulk raw materials and AeroGarden® products in our U.S. Consumer segment and the discontinuation of sales of other companies’ products in our Hawthorne segment;
•lower warehousing and transportation costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments;
•lower manufacturing costs included within “volume, mix and other” in our U.S. Consumer, Hawthorne and Other segments; and
•a decrease in impairment, restructuring and other charges.
Gross Margin
As a percentage of net sales, our gross margin rate was 38.6% and 30.4% for the three months ended March 29, 2025 and March 30, 2024, respectively, and was 35.0% and 27.2% for the six months ended March 29, 2025 and March 30, 2024, respectively. Factors contributing to the change in gross margin rate are outlined in the following table:

	Three Months Ended	Six Months Ended
	March 29, 2025	March 29, 2025
Volume, mix and other	2.1%	3.0%
Material costs	2.3	2.5
Pricing	(0.6)	(0.6)
	3.8%	4.9%
Impairment, restructuring and other	4.4	2.9
Change in gross margin rate	8.2%	7.8%
The increase in gross margin rate for the three and six months ended March 29, 2025 as compared to the three and six months ended March 30, 2024 was primarily driven by:
•lower material costs in our U.S. Consumer segment;
•favorable mix associated with our U.S. Consumer and Hawthorne segments;
•lower manufacturing costs included within “volume, mix and other” in our U.S. Consumer, Hawthorne and Other segments;
•lower warehousing and transportation costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments; and
•a decrease in impairment, restructuring and other charges;
•partially offset by decreased pricing, primarily driven by additional investments in consumer activation activities in our U.S. Consumer segment; and
•unfavorable leverage of fixed costs, included within “volume, mix and other” driven by lower sales volume.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Advertising	$62.2	$61.9	$79.9	$79.3
Share-based compensation	13.5	18.2	26.1	31.7
Research and development	9.1	8.2	16.7	16.6
Amortization of intangibles	3.0	3.5	5.9	7.0
Other selling, general and administrative	100.5	86.9	184.5	158.9
	$188.3	$178.7	$313.1	$293.5
SG&A increased $9.6, or 5.4%, during the three months ended March 29, 2025 compared to the three months ended March 30, 2024. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares, decreased $4.7, or 25.8%, primarily due to lower long-term incentive compensation expense. Other SG&A increased $13.6, or 15.7%, driven by higher short-term variable cash incentive compensation expense and other associate-related costs.
SG&A increased $19.6, or 6.7%, during the six months ended March 29, 2025 compared to the six months ended March 30, 2024. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares, decreased $5.6, or 17.7%, primarily due to lower long-term incentive compensation expense. Other SG&A increased $25.6, or 16.1%, driven by higher short-term variable cash incentive compensation expense and other associate-related costs.
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$3.6	$70.1	$5.4	$64.0
Right-of-use asset impairments	2.8	0.7	4.5	0.9
Property, plant and equipment impairments	0.9	4.1	2.5	4.2
Operating expenses—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	10.7	2.1	20.2	(5.0)
Loss on exchange of convertible debt investment	—	—	7.0	—
Total impairment, restructuring and other charges, net	$18.0	$77.0	$39.6	$64.1

During the three and six months ended March 29, 2025, we incurred employee and executive severance charges of $3.6 in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations and $5.4 and $14.9, respectively, in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. We incurred charges of $3.0 in our U.S. Consumer segment and $0.6 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 29, 2025. We incurred charges of $3.3 in our U.S. Consumer segment and $2.1 and $11.6 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 29, 2025, respectively.
During the three and six months ended March 29, 2025, we incurred a non-cash loss of $0.0 and $7.0, respectively, in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations related to the exchange of our convertible debt investment in RIV Capital for non-voting exchangeable shares of Fluent. Refer to “NOTE 2. INVESTMENT IN UNCONSOLIDATED AFFILIATES” for further details.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we reduced the size of our supply chain network, reduced staffing levels and implemented other cost-reduction initiatives. We also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce on hand inventory to align with the reduced network capacity. We incurred costs of $2.3 and $3.7 in our U.S. Consumer segment and $1.4 and $5.1 in our Hawthorne segment associated with this restructuring initiative in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 29, 2025, respectively. During the three and six months ended March 30, 2024, we incurred costs of $77.0 and $73.2, respectively, associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. We recorded recoveries of $0.5 and incurred costs of $1.4 in our U.S. Consumer segment and incurred costs of $75.4 and $67.8 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 30, 2024, respectively. We recorded recoveries of $0.1 and $0.9 in our U.S. Consumer segment and incurred costs of $1.9 and $2.3 in our Hawthorne segment and $0.0 and $2.4 at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three and six months ended March 30, 2024, respectively. Costs incurred since the inception of this restructuring initiative through March 29, 2025 were $302.3 for our Hawthorne segment, $62.0 for our U.S. Consumer segment, $2.9 for our Other segment and $25.1 for Corporate.
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
Other Expense, net
Other expense is comprised of activities such as the discount on sales of accounts receivable under the Master Receivables Purchase Agreement, royalty income from the licensing of certain of our brand names and foreign exchange transaction gains and losses. Other expense was $4.2 and $10.8 for the three months ended March 29, 2025 and March 30, 2024, respectively; and was $8.7 and $12.6 for the six months ended March 29, 2025 and March 30, 2024, respectively. The decrease in expense was primarily due to lower discount on sales of accounts receivable under the Master Receivables Purchase Agreement.
Income from Operations
Income from operations was $344.7 for the three months ended March 29, 2025, an increase of 26.7% compared to $272.1 for the three months ended March 30, 2024; and was $293.7 for the six months ended March 29, 2025, an increase of 30.6% compared to $224.8 for the six months ended March 30, 2024. For the three and six months ended March 29, 2025, the increase was primarily driven by a higher gross margin rate, lower impairment, restructuring and other charges and lower other expense, partially offset by lower net sales and higher SG&A.
Equity in Loss of Unconsolidated Affiliates
Equity in loss of unconsolidated affiliates was $5.9 and $7.0 for the three months ended March 29, 2025 and March 30, 2024, respectively; and was $15.8 and $29.5 for the six months ended March 29, 2025 and March 30, 2024, respectively. We anticipated a net loss for Bonnie Plants, LLC for the three and six months ended March 29, 2025 due to the seasonal nature of its business, in which sales are heavily weighted to the spring and summer selling periods during our third fiscal quarter. During the three and six months ended March 30, 2024, equity in loss of unconsolidated affiliates also included a pre-tax impairment charge of $0.0 and $10.4, respectively, associated with our investment in Bonnie Plants, LLC.
Interest Expense
Interest expense was $36.6 for the three months ended March 29, 2025, a decrease of 17.0% compared to $44.1 for the three months ended March 30, 2024; and was $70.3 for the six months ended March 29, 2025, a decrease of 19.0% compared to $86.8 for the six months ended March 30, 2024. For the three months ended March 29, 2025, the decrease was driven by lower average borrowings of $346.4 and a decrease in our weighted average interest rate, net of the impact of interest rate swaps, of 40 basis points. For the six months ended March 29, 2025, the decrease was driven by lower average borrowings of $367.8 and a decrease in our weighted average interest rate, net of the impact of interest rate swaps, of 40 basis points. The decrease in average borrowings was driven by our focus on using available cash flow to reduce our debt. The decrease in our weighted average interest rate was primarily driven by lower borrowing rates under the Sixth A&R Credit Agreement.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Income Tax Expense
The effective tax rates for the six months ended March 29, 2025 and March 30, 2024 were 27.8% and 27.1%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year-end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
Net Income
Net income was $217.5, or $3.72 per diluted share, for the three months ended March 29, 2025 compared to $157.5, or $2.74 per diluted share, for the three months ended March 30, 2024. The increase was driven by a higher gross margin rate, lower impairment, restructuring and other charges, lower other expense and lower interest expense, partially offset by lower net sales, higher SG&A and higher income tax expense.
Diluted average Common Shares used in the diluted net income per common share calculation for the three months ended March 29, 2025 and March 30, 2024 were 58.4 million and 57.4 million, respectively, which included dilutive potential Common Shares of 0.8 million and 0.6 million, respectively. The increase in diluted average Common Shares was primarily the result of the exercise and issuance of share-based compensation awards.
Net income was $148.0, or $2.53 per diluted share, for the six months ended March 29, 2025 compared to $77.0, or $1.34 per diluted share, for the six months ended March 30, 2024. The increase was driven by a higher gross margin rate, lower impairment, restructuring and other charges, lower equity in loss of unconsolidated affiliates, lower other expense and lower interest expense, partially offset by lower net sales, higher SG&A and higher income tax expense.
Diluted average Common Shares used in the diluted net income per common share calculation for the six months ended March 29, 2025 and March 30, 2024 were 58.6 million and 57.3 million, respectively, which included dilutive potential Common Shares of 1.1 million and 0.6 million, respectively. The increase in diluted average Common Shares was primarily the result of the exercise and issuance of share-based compensation awards.
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
The following table sets forth net sales by segment:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
U.S. Consumer	$1,311.5	$1,379.8	$1,652.4	$1,686.5
Hawthorne	32.7	66.4	84.7	146.6
Other	76.8	79.2	100.7	102.7
Consolidated	$1,421.0	$1,525.4	$1,837.8	$1,935.8

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income before income taxes, the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
U.S. Consumer	$392.5	$385.7	$402.6	$370.3
Hawthorne	(0.9)	(3.4)	0.7	(13.0)
Other	9.0	6.4	5.8	1.2
Total Segment Profit (Non-GAAP)	400.6	388.7	409.1	358.5
Corporate	(34.8)	(35.7)	(69.5)	(61.7)
Intangible asset amortization	(3.1)	(3.9)	(6.3)	(7.9)
Impairment, restructuring and other	(18.0)	(77.0)	(39.6)	(64.1)
Equity in loss of unconsolidated affiliates	(5.9)	(7.0)	(15.8)	(29.5)
Interest expense	(36.6)	(44.1)	(70.3)	(86.8)
Other non-operating expense, net	(1.3)	(1.2)	(2.6)	(2.9)
Income before income taxes (GAAP)	$300.9	$219.8	$205.0	$105.6
U.S. Consumer
U.S. Consumer segment net sales were $1,311.5 in the second quarter of fiscal 2025, a decrease of 4.9% from second quarter of fiscal 2024 net sales of $1,379.8; and were $1,652.4 for the first six months of fiscal 2025, a decrease of 2.0% from the first six months of fiscal 2024 net sales of $1,686.5. For the second quarter of fiscal 2025, the decrease was driven by lower sales volume of 3.4%, decreased pricing of 0.9% and a decrease of 0.6% due to nonrecurring fiscal 2024 sales of bulk raw materials and AeroGarden® products. For the six months ended March 29, 2025, the decrease was driven by nonrecurring fiscal 2024 sales of bulk raw materials and AeroGarden® products of 1.5% and decreased pricing of 0.8%, partially offset by higher sales volume of 0.3%. The decrease in sales volume for the second quarter of fiscal 2025 was driven by fertilizer, grass seed and controls products. Decreased pricing for the three and six months ended March 29, 2025 was due to additional investments in consumer activation activities.
U.S. Consumer Segment Profit was $392.5 in the second quarter of fiscal 2025, an increase of 1.8% from second quarter of fiscal 2024 Segment Profit of $385.7; and U.S Consumer Segment Profit was $402.6 for the first six months of fiscal 2025, an increase of 8.7% from the first six months of fiscal 2024 Segment Profit of $370.3. For the three and six months ended March 29, 2025, the increase was primarily due to a higher gross margin rate and lower other expense, partially offset by lower net sales and higher SG&A.
Hawthorne
Hawthorne segment net sales were $32.7 in the second quarter of fiscal 2025, a decrease of 50.8% from second quarter of fiscal 2024 net sales of $66.4; and were $84.7 for the first six months of fiscal 2025, a decrease of 42.2% from the first six months of fiscal 2024 net sales of $146.6. For the second quarter of fiscal 2025, the decrease was driven by lower sales volume of 36.2%, the discontinuation of sales of other companies’ products of 13.8% and decreased pricing of 0.5%. For the six months ended March 29, 2025, the decrease was driven by lower sales volume of 25.6%, the discontinuation of sales of other companies’ products of 15.7% and decreased pricing of 0.9%.
Hawthorne Segment Loss was $0.9 in the second quarter of fiscal 2025 compared to Segment Loss of $3.4 for the second quarter of fiscal 2024; and Hawthorne Segment Profit was $0.7 for the first six months of fiscal 2025 compared to Segment Loss of $13.0 for the first six months of fiscal 2024. For the three and six months ended March 29, 2025, the improvement was driven by a higher gross margin rate and lower SG&A, partially offset by lower net sales.
Other
Other segment net sales were $76.8 in the second quarter of fiscal 2025, a decrease of 3.0% from second quarter of fiscal 2024 net sales of $79.2; and were $100.7 for the first six months of fiscal 2025, a decrease of 1.9% from the first six months of fiscal 2024 net sales of $102.7. For the second quarter of fiscal 2025, the decrease was driven by unfavorable foreign exchange rates of 5.2%, partially offset by higher sales volume of 2.0% and increased pricing of 0.2%. For the six months ended March 29, 2025, the decrease was driven by unfavorable foreign exchange rates of 4.7%, partially offset by higher sales volume of 2.5% and increased pricing of 0.3%.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Other Segment Profit was $9.0 in the second quarter of fiscal 2025, an increase of 40.6% from second quarter of fiscal 2024 Segment Profit of $6.4; and Other Segment Profit was $5.8 for the first six months of fiscal 2025 compared to Segment Profit of $1.2 for the first six months of fiscal 2024. For the three and six months ended March 29, 2025, the increase was driven by a higher gross margin rate.
Corporate
Corporate expenses were $34.8 in the second quarter of fiscal 2025 as compared to $35.7 for the second quarter of fiscal 2024; and were $69.5 for the first six months of fiscal 2025, an increase of 12.6% from the first six months of fiscal 2024 expenses of $61.7. For the six months ended March 29, 2025, the increase was primarily driven by higher short-term variable incentive compensation expense and other associate-related costs.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	Six Months Ended
	March 29, 2025	March 30, 2024
Net cash used in operating activities	$(257.2)	$(39.0)
Net cash used in investing activities	(34.7)	(71.1)
Net cash provided by financing activities	237.9	142.8
Operating Activities
Cash used in operating activities totaled $257.2 for the six months ended March 29, 2025 compared to $39.0 for the six months ended March 30, 2024. This increase was driven by higher inventory production, the timing of accounts receivable sales, higher short-term variable cash incentive compensation payments and higher SG&A, partially offset by higher gross margin and lower interest payments. Accounts receivable sale timing is driven by the entry into the Master Receivable Purchasing Agreement during the six months ended March 30, 2024.
Investing Activities
Cash used in investing activities totaled $34.7 for the six months ended March 29, 2025 compared to $71.1 for the six months ended March 30, 2024. Cash used for investments in property, plant and equipment during the first six months of fiscal 2025 and 2024 was $37.6 and $54.2, respectively, driven by the timing of spending on capital projects. During the six months ended March 29, 2025 and March 30, 2024, we had other investing cash inflows of $2.9 and $4.5, respectively, primarily associated with currency forward contracts. During the six months ended March 30, 2024, we acquired an additional equity interest in Bonnie Plants, LLC for $21.4.
Financing Activities
Cash provided by financing activities totaled $237.9 for the six months ended March 29, 2025 compared to $142.8 for the six months ended March 30, 2024. During the six months ended March 29, 2025, we had net borrowings under our credit facilities of $321.2 due to our seasonal working capital build, paid dividends of $78.0 and received cash from the exercise of stock options of $10.0 (which also includes amounts received from employee purchases under the employee stock purchase plan). During the six months ended March 30, 2024, we had net borrowings under our credit facilities of $205.0 and paid dividends of $76.2. During the six months ended March 29, 2025 and March 30, 2024, we repurchased Common Shares for $18.3 and $4.9, respectively (which includes cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation). In addition, during the six months ended March 29, 2025 and March 30, 2024 we had other financing cash inflows of $3.0 and $17.2, respectively, primarily related to collections of previously sold accounts receivable not yet submitted to the buyer.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Accounts Receivable Sales
On October 27, 2023, we entered into the Master Receivables Purchase Agreement, under which we could sell up to $600.0 of available and eligible outstanding customer accounts receivable generated by sales to four specified customers. On September 1, 2024, we amended the Master Receivables Purchase Agreement to permit us to sell up to $750.0 of available and eligible outstanding customer accounts receivable generated by sales to five specified customers. The agreement is uncommitted and expires on September 1, 2025. Transactions under the Master Receivables Purchase Agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the buyer are classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. We record the discount on sales in the “Other expense, net” line in the Condensed Consolidated Statements of Operations. At March 29, 2025, March 30, 2024 and September 30, 2024, net receivables derecognized were $598.2, $582.8 and $186.6, respectively. During the three months ended March 29, 2025 and March 30, 2024, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $748.2 and $758.2, respectively, and the total discount recorded on sales was $7.9 and $10.7, respectively. During the six months ended March 29, 2025 and March 30, 2024, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $1,022.2 and $955.5, respectively, and the total discount recorded on sales was $11.2 and $12.9, respectively.
Supplier Finance Program
We have an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance our payment obligations with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance our payment obligations prior to their scheduled due dates at a discounted price to the participating financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that we negotiate with our suppliers are consistent, regardless of whether a supplier participates in the program. Our current payment terms with a majority of our suppliers generally range from 30 to 60 days, which we deem to be commercially reasonable. Our outstanding payment obligations under our supplier finance program were $32.5, $38.5 and $12.5 at March 29, 2025, March 30, 2024 and September 30, 2024, respectively, and are recorded within accounts payable in the Condensed Consolidated Balance Sheets. The associated payments were $155.4 and $153.0 for the six months ended March 29, 2025 and March 30, 2024, respectively, and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $16.9, $65.1 and $71.6 as of March 29, 2025, March 30, 2024 and September 30, 2024, respectively, included $9.4, $7.9 and $15.9, respectively, held by controlled foreign corporations. As of March 29, 2025, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
Borrowing Agreements
Credit Facilities
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On April 8, 2022, we entered into the Sixth A&R Credit Agreement, providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0. The Sixth A&R Credit Agreement will terminate on April 8, 2027. The Sixth A&R Credit Facilities are available for the issuance of letters of credit of up to $100.0. The terms of the Sixth A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default.
Under the terms of the Sixth A&R Credit Agreement, loans bear interest, at our election, at a rate per annum equal to either (i) the Alternate Base Rate plus the Applicable Spread (all, as defined in the Sixth A&R Credit Agreement) or (ii) the Adjusted Term SOFR Rate for the Interest Period in effect for such borrowing plus the Applicable Spread (all as defined in the Sixth A&R Credit Agreement). Swingline Loans bear interest at the applicable Swingline Rate set forth in the Sixth A&R Credit Agreement. Interest rates for other select non-U.S. dollar borrowings, including borrowings denominated in euro, Pounds Sterling and Canadian dollars, are based on separate interest rate indices, as set forth in the Sixth A&R Credit Agreement.

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
At March 29, 2025, we had letters of credit outstanding in the aggregate principal amount of $83.1, and had $821.9 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 7.8% and 8.9% for the six months ended March 29, 2025 and March 30, 2024, respectively.
The Sixth A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters calculated as average total indebtedness, divided by our Adjusted EBITDA. Pursuant to Amendment No. 2, the maximum permitted leverage ratio is (i) 5.25 for the second quarter of fiscal 2025, (ii) 5.00 for the third quarter of fiscal 2025, (iii) 4.75 for the fourth quarter of fiscal 2025 and (iv) 4.50 for the first quarter of fiscal 2026 and thereafter. Our leverage ratio was 4.41 at March 29, 2025. Pursuant to Amendment No. 2, the Sixth A&R Credit Agreement also contains an affirmative covenant regarding our fixed charge coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA minus capital expenditures and expense for taxes paid in cash, divided by the sum of interest expense plus restricted payments, as described in Amendment No. 2. The minimum required fixed charge coverage ratio is 1.00. Our fixed charge coverage ratio was 1.45 for the twelve months ended March 29, 2025.
As of March 29, 2025, we were in compliance with all applicable covenants in the agreements governing our debt. Based on our projections of financial performance for the twelve-month period subsequent to the date of the filing of this Form 10-Q, we expect to remain in compliance with the financial covenants under the Sixth A&R Credit Agreement. However, our assessment of our ability to meet our future obligations is inherently subjective, judgment-based, and susceptible to change based on future events. A covenant violation may result in an event of default. Such a default would allow the lenders under the Sixth A&R Credit Agreement to accelerate the maturity of the indebtedness thereunder and would also implicate cross-default provisions under the Senior Notes and cause the Senior Notes to become due and payable at that time. As of March 29, 2025, our indebtedness under the Sixth A&R Credit Agreement and Senior Notes was $2,545.0. We do not have sufficient cash on hand or available liquidity that can be utilized to repay these outstanding amounts in the event of default.
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
The Senior Notes contain an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings. The minimum required interest coverage ratio is 2.00. Our interest coverage ratio was 4.17 for the twelve months ended March 29, 2025.
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of March 29, 2025, March 30, 2024 and September 30, 2024 had a maximum total U.S. dollar equivalent notional amount of $450.0, $700.0 and $450.0, respectively. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at March 29, 2025 are shown in the table below:

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

	March 29, 2025	September 30, 2024
Current assets	$1,524.1	$838.4
Non-current assets (a)	1,762.5	1,805.1
Current liabilities	933.9	667.3
Non-current liabilities	2,774.2	2,471.6
(a)Includes amounts due from Non-Guarantor subsidiaries of $82.2 and $49.5, respectively.

	Six Months Ended	Year Ended
	March 29, 2025	September 30, 2024
Net sales	$1,723.0	$3,248.6
Gross margin	622.6	809.5
Net income (loss) (a)	151.9	(16.1)
(a)Includes intercompany income from Non-Guarantor subsidiaries of $4.0 and $12.5, respectively.
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
With the participation of the principal executive officer and the principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of the end of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of March 29, 2025.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Registrant’s fiscal quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of March 29, 2025, have not materially changed from those described in Part I, Item 1A of the 2024 Annual Report.
Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, which are subject to risks and uncertainties. Information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of dividends and repurchases of our Common Shares or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
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
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended March 29, 2025:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs (3)
December 29, 2024 through January 25, 2025	—	$—	—	N/A
January 26, 2025 through February 22, 2025	2,483	$68.03	—	N/A
February 23, 2025 through March 29, 2025	2,623	$56.88	—	N/A
Total	5,106	$62.30	—

(1)All of the Common Shares purchased during the second quarter of fiscal 2025 were purchased in open market transactions. The Common Shares purchased during the quarter consisted of 5,106 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan.

(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)The Company does not have an active repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
On March 6, 2025, the Hagedorn Partnership, L.P., on behalf of Katherine Littlefield, a member of our board of directors, terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K). This trading arrangement (originally adopted on March 15, 2024) provided for the sale of up to 250,000 Common Shares if certain price targets were met. No transactions were completed under the trading arrangement prior to its early termination.
ITEM 6. EXHIBITS
See Index to Exhibits at page 45 for a list of the exhibits included herewith.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2025

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10	Consulting Agreement, dated February 4, 2025, between The Scotts Company LLC and Hanft Ideas LLC				X
19	Insider Trading Policy of The Scotts Miracle-Gro Company & Subsidiaries				X
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: May 7, 2025	/s/ MARK J. SCHEIWER
Printed Name: Mark J. Scheiwer
Title: Executive Vice President, Chief Financial Officer & Chief Accounting Officer