Form 10-K
period 2025-09-30
SCOTTS MIRACLE-GRO CO
filed 2025-11-25
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.         ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of Common Shares (the only common equity of the registrant) held by non-affiliates (for this purpose, executive officers and directors of the registrant are considered affiliates) as of March 28, 2025 (the last business day of the most recently completed second quarter) was approximately $2,415,372,479.
There were 57,995,369 Common Shares of the registrant outstanding as of November 21, 2025.
______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2025.

The Scotts Miracle-Gro Company
Annual Report on Form 10-K
For the Fiscal Year Ended September 30, 2025

PART I

ITEM 1.    BUSINESS
Company Description and Development of the Business
The discussion below describes the business conducted by The Scotts Miracle-Gro Company, an Ohio corporation (“Scotts Miracle-Gro” and, together with its subsidiaries, the “Company,” “we,” “our” or “us”), including general developments in our business during fiscal 2025. Each reference in this Annual Report on Form 10-K (“Form 10-K”) to a “fiscal” year is to our fiscal year ended or ending, as applicable, on September 30 of the referenced year. For additional information on recent business developments, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K.
Through our U.S. Consumer and Other segments, we are the leading marketer of branded consumer lawn and garden products in North America. Our products are marketed under some of the most recognized brand names in the consumer lawn and garden industry. Our key consumer lawn and garden brands include Scotts® Turf Builder® lawn fertilizer and Scotts® grass seed products; Miracle-Gro® soil, plant food and gardening products; Ortho® herbicide and pesticide products; and Tomcat® rodent control and animal repellent products. We are the exclusive agent of Monsanto Company, a subsidiary of Bayer AG (“Monsanto”), for the marketing and distribution of certain of Monsanto’s consumer Roundup®1 branded products within the United States (“U.S.”) and certain other specified countries. In addition, we have an equity interest in Bonnie Plants, LLC, a joint venture with Alabama Farmers Cooperative, Inc. (“AFC”), focused on planting, growing, developing, distributing, marketing and selling live plants.
Through our Hawthorne segment, we are a leading provider of nutrients, lighting and other materials used for indoor and hydroponic gardening in North America. Our signature brands include General Hydroponics®, Gavita®, Botanicare®, Gro Pro®, Mother Earth®, Grower’s Edge®, HydroLogic Purification System® and CYCO®.
Scotts Miracle-Gro traces its heritage to a company founded by O.M. Scott in Marysville, Ohio in 1868. In the mid-1900s, we became widely known for the development of quality lawn fertilizers and grass seeds that led to the creation of a new industry – consumer lawn care. In the 1990s, we significantly expanded our product offering with three leading brands in the U.S. home lawn and garden industry. In fiscal 1995, through a merger with Stern’s Miracle-Gro Products, Inc., which was founded by Horace Hagedorn and Otto Stern in Long Island, New York in 1951, we acquired the Miracle-Gro® brand, the industry leader in water-soluble garden plant foods. In fiscal 1999, we acquired the Ortho® brand in the U.S. and obtained exclusive rights to market Monsanto’s consumer Roundup® brand within the U.S. and other contractually specified countries, thereby adding industry-leading weed, pest and disease control products to our portfolio. Today, the Scotts®, Miracle-Gro®, Ortho® and Roundup® brands make us the most widely recognized company in the consumer lawn and garden industry in the U.S.
Business Segments
We divide our business into the following segments:
•U.S. Consumer
•Hawthorne
•Other
U.S. Consumer consists of our consumer lawn and garden business in the United States. Hawthorne consists of our indoor and hydroponic gardening business. Other primarily consists of our consumer lawn and garden business in Canada. Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the reportable business segments. Financial information about our segments for each of the three fiscal years ended September 30, 2025, 2024 and 2023 is presented in “NOTE 19. SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Form 10-K.
1 Roundup® is a registered trademark of Monsanto Technology LLC, a company affiliated with Monsanto Company.

Principal Products and Services
In our segments, we manufacture, market and sell lawn and garden products in the following categories:
Lawn Care: The lawn care category is designed to help users grow and enjoy the lawn they want. Products within this category include lawn fertilizer products under the Scotts®, O.M. SCOTT & SonsTM and Turf Builder® brand and sub-brand names; clover and grass seed products under the O.M. SCOTT & SonsTM, Scotts®, EZ Seed®, PatchMaster® and Thick’R LawnTM brand and sub-brand names; and lawn-related weed, pest and disease control products primarily under the Scotts® brand name, including sub-brands such as GrubEx®. The lawn care category also includes spreaders and other durables under the Scotts® brand name, including Turf Builder® EdgeGuard® spreaders and WhirlTM and Wizz® handheld spreaders.
Gardening and Landscape: The gardening and landscape category is designed to help consumers grow and enjoy flower and vegetable gardens and beautify landscaped areas. Products within this category include a complete line of water-soluble plant foods under the Miracle-Gro® brand and sub-brands such as LiquaFeed®; continuous-release plant foods under the Miracle-Gro® brand and sub-brands such as Shake ‘N Feed®; potting mixes, garden soils, ground cover and mulches under the Miracle-Gro®, Scotts®, Hyponex® and Earthgro® brand names; and organic garden products under the Miracle-Gro® Organic, Miracle-Gro® Organic ChoiceTM, Scotts® and Whitney Farms® brand names. Hydroponic and indoor gardening focused growing media and nutrients products are marketed under the Mother Earth®, Botanicare®, General Hydroponics® and CYCO® brand names.
Hydroponic hardware and growing environments: This category is designed to provide durable goods to grow plants, flowers and vegetables using little or no soil. Products within this category include trays, fans, filters, humidifiers, dehumidifiers, water pumps and irrigation supplies. These products are marketed under the Botanicare®, CAN-FANTM, CAN-FILTERS®, EcoPlus®, Gro Pro®, Grower’s Edge® and Hydro-Logic Purification System® brand names.
Lighting: The lighting category is designed to provide growers a complete selection of lighting systems and components for use in hydroponic and indoor gardening applications. Products in this category include lighting controls, fixtures, cords and hangars, and are marketed under the Gavita® brand name.
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
We are party to the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”) pursuant to which we provide certain consumer and trade marketing program services, sales, merchandising, warehousing and other selling and marketing support for certain of Monsanto’s consumer Roundup® branded products. The Company also performs other services on behalf of Monsanto, including manufacturing conversion services, pursuant to ancillary agreements. For additional details regarding the Third Restated Agreement, see “ITEM 1A. RISK FACTORS — Risks Related to Our Business — In the event the Third Restated Agreement for Monsanto’s consumer Roundup® products terminates or Monsanto’s consumer Roundup® business materially declines, we would lose a substantial source of future earnings and overhead expense absorption” in this Form 10-K and “NOTE 6. MARKETING AGREEMENT” of the Notes to Consolidated Financial Statements included in this Form 10-K.
Acquisitions and Divestitures
There were no material acquisitions or divestitures during fiscal 2025 or fiscal 2024.
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

Raw Materials
We purchase raw materials for our products from various sources. We are subject to market risk as a result of the fluctuating prices of raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Our objectives surrounding the procurement of these materials are to ensure continuous supply, minimize costs and improve supply and pricing predictability. We seek to achieve these objectives through negotiation of contracts with favorable terms directly with vendors. When appropriate, we commit to purchase a certain percentage of our needs in advance of the lawn and garden season to secure pre-determined prices. We also hedge certain commodities, particularly diesel and urea, to improve cost predictability and control. Sufficient raw materials were available during fiscal 2025.
Trademarks, Patents, Trade Secrets and Licenses
We believe that our trademarks, patents, trade secrets and licenses provide us with significant competitive advantages. We pursue a vigorous trademark protection strategy consisting of registration, renewal and maintenance of key trademarks and proactive monitoring and enforcement activities to protect against infringement. The Scotts®, Miracle-Gro®, Ortho®, Tomcat®, Hyponex®, Earthgro®, General Hydroponics®, Gavita®, Botanicare® and Mother Earth® brand names and logos, as well as a number of product trademarks, including Turf Builder®, EZ Seed®, Organic ChoiceTM, Home Defense Max®, Nature Scapes® and Weed B Gon Max® are registered in the United States and/or internationally and are considered material to our business.
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
Significant Customers
The Home Depot and Lowe’s are our two largest customers and are the only customers that individually represent more than 10% of reported consolidated net sales during any of the three most recent fiscal years. For additional details regarding significant customers, see “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, any of our top customers, or a material reduction in the inventory of our products that they carry, could adversely affect our financial results” of this Form 10-K and “NOTE 19.  SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in this Form 10-K.
Competitive Marketplace
The markets in which we sell our products are highly competitive. We compete primarily on the basis of brand strength, product innovation, product quality, product performance, advertising, value, supply chain competency, field sales support, in-store sales support and the strength of our relationships with major retailers and distributors.
In the lawn and garden, pest control and indoor gardening and hydroponic markets, our products compete against branded products as well as private label products. Primary competitors include Spectrum Brands Holdings, Inc., Central Garden & Pet Company, Kellogg Garden Products, Oldcastle Retail, Inc., Lebanon Seaboard Corporation, Reckitt Benckiser Group plc, FoxFarm Soil & Fertilizer Company, Nanolux Technology, Inc., Sun Gro Horticulture, Inc., The Procter & Gamble Company, Advanced Nutrients, Ltd., Jonathan Green, Inc., SBM Life Science Corp., Woodstream Corporation, This Land, Inc. dba Sunday Lawn Care and Hydrofarm Holdings Group, Inc. In addition, we face competition from smaller regional competitors that operate in many of the areas where we compete.

In Canada, we face competition in the lawn and garden market from Premier Tech Ltd. and a variety of local companies including private label brands.
Research and Development
We continually invest in research and development to design new or improve existing product formulae and packaging, as well as to streamline our manufacturing processes. Spending on research and development was $34.8 million, $34.6 million and $35.7 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, including product registration costs of $8.9 million, $9.0 million and $12.4 million, respectively. In addition to our own research and development activities, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.
Regulatory Considerations
Laws and regulations in the United States and other countries affect the manufacture, sale, distribution, use and/or application of our products in several ways. For example, in the United States, all pesticide products must comply with the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), and most pesticide products require registration with the U.S. Environmental Protection Agency (the “U.S. EPA”) and similar state agencies before they can be sold or distributed. The use of certain pesticide products is also regulated by the U.S. EPA in addition to various local, state and federal environmental and/or public health agencies. These regulations may restrict or ban the use of certain ingredients or categories of products altogether. Analogous regulatory regimes apply to pesticides that we sell or distribute in other countries.
Fertilizer and growing media products are also subject to various laws and regulations, some of which require registration, mandate labeling requirements and/or govern the sale and distribution of the products. Our grass seed products are regulated in the U.S. by the Federal Seed Act and state regulations. In addition, governmental agencies regulate the disposal, transport, handling and storage of waste, the remediation of contaminated sites, air and water discharges from our facilities and workplace health and safety. Similar to pesticides, analogous international regulations apply to fertilizers, growing media and seeds that we sell or distribute outside of the United States.
Governmental authorities generally require operating facilities to obtain permits (sometimes on an annual basis) relating to site-specific conditions and/or activities. For example, permits must be obtained to harvest peat and to discharge storm water run-off or water pumped from peat deposits. In some locations, these facilities have been required to create water retention ponds to control the sediment content of discharged water. The permits typically specify the condition in which the property must be left after the peat is fully harvested, with the residual use typically being natural wetland habitats combined with open water areas.
Regulatory agencies around the world have been establishing programs and restrictions relating to preventing the release of per- and polyfluoroalkyl substances (“PFAS”) into the air, drinking water systems and food supply and to expand cleanup efforts to remediate the impacts of PFAS pollution. In 2021, the federal government announced a multi-agency plan to address PFAS contamination nationwide. Further, in April 2024, the U.S. EPA designated two PFAS chemicals – perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), including their salts and structural isomers – as hazardous substances under section 102(a) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which could have wide-ranging impact on companies across industries. Further, many states have taken independent action to address PFAS ranging from appropriation bills for funding research to complete bans on any PFAS-containing products. Complicating this patchwork of state regulation is that various jurisdictions define PFAS differently with some definitions being comparatively broad. It is possible, therefore, that some of these actions will have an impact – direct or indirect – on our business.
Packaging has also become subject to increased governmental scrutiny. Several states in the U.S. have enacted legislation to reduce single use plastics and establish extended producer responsibility programs, which are designed to bolster the recycling industry by transferring the cost of packaging disposal to the manufacturers. Extended producer responsibility programs typically include targets and reporting responsibilities for, among other things, post-consumer recycling usage, compostable packaging, material reduction and refill strategies. Similar extended producer responsibility programs are active in several Canadian provinces.
The expansion of our business may expand the regulatory oversight to which we are subject. If we enter new product categories and/or new jurisdictions, we may become subject to additional applicable legal and regulatory requirements.
For more information regarding how compliance with local, state, federal and foreign laws and regulations may affect us, see “ITEM 1A. RISK FACTORS — Risks Related to Regulation of Our Company — Compliance with environmental and other public health regulations or changes in such regulations or regulatory enforcement priorities could increase our costs of doing business or limit our ability to market certain products” of this Form 10-K.

Regulatory Matters
We are subject to various regulatory proceedings, none of which are expected to be material to our business. At September 30, 2025, $3.1 million was accrued for environmental matters. During fiscal 2025, fiscal 2024 and fiscal 2023, we expensed $0.5 million, $0.1 million and $0.4 million, respectively, for such environmental matters. We had no material capital expenditures during the last three fiscal years related to environmental or regulatory matters.
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
This discussion includes information regarding human capital matters that we believe may be of interest to shareholders generally. We recognize that certain other stakeholders (such as customers, associates and non-governmental organizations) may be interested in more detailed information on these topics. We encourage you to review the “Supporting Our People” section of our 2025 Corporate Responsibility Report, located on our website at https://scottsmiraclegro.com/responsibility/environmental-social-and-governance, for more detailed information regarding our human capital programs and initiatives. The contents of our corporate website are not incorporated by reference in this Form 10-K or in any other report or document we file with the Securities and Exchange Commission (the “SEC”).
Associates
As of September 30, 2025, we employed approximately 5,200 associates. During peak sales and production periods in fiscal 2025, our workforce totaled approximately 6,900, comprised of approximately 5,900 associates including seasonal associates and approximately 1,000 in temporary labor. Included within these numbers, during fiscal 2025, we employed a total of approximately 2,100 full-time and seasonal in-store associates within the United States to help our retail partners merchandise our products in their lawn and garden departments directly to consumers.
Engagement
Our success depends on the engagement of our associates. To drive engagement, we take a purposeful approach focused on enhancing the associate experience centering on creating a positive workplace and fostering trust in leadership.
We recognize that two-way communication between our associates and our leadership team builds trust and improves collaboration and overall engagement. We gather formal and informal associate feedback through pulse surveys, leadership meetings and roundtable discussions. In fiscal 2024, we conducted a global associate engagement survey focused on employee experience that provided us with insight into both areas of strength and opportunities for improvement. We used the results from this survey to develop action plans to drive improvement. Another source of associate sentiment comes from exit interviews, when we ask for ratings, rankings and feedback from all salaried associates who voluntarily leave our organization. These inputs are shared with senior leadership and integrated into practice as human capital initiatives are deployed.
We believe that an informed workforce contributes to an engaged workforce. As such, we ensure that our associates have access to the information that we believe they need to understand business decisions, the reasons behind them and how they may be impacted. Recognizing there is value in hearing directly from our leadership team, we host Town Hall meetings each quarter to disseminate enterprise-wide information and enable direct communication between our leadership team and our associates.
Diversity
We value our associates’ diversity and encourage them to leverage their varied life experiences at our Company. This includes diversity in terms of gender, sexuality, race, thoughts, interests, languages, beliefs and more.
Our employee resource groups (“ERGs”) are voluntary, associate-led groups typically formed by people with a common affinity such as gender, race, national origin, sexual orientation, military status or other attributes. Each ERG establishes a mission to cultivate relationships through networking and develop talent through experiences, programs and mentoring. Our ERGs consist of Scotts Associate Board, Scotts Associates For A Greener Earth, Scotts Black Employees Network, Scotts Christian Fellowship, Scotts Gro-Masters, Scotts GroPride, Scotts Veterans Network, Scotts Women’s Network and Scotts Young Professionals.
Growth and Development
We create authentic learning opportunities for our associates to develop throughout their careers through our blended development model which consists of experiential learning, exposure and formal education. By embedding learning in day-to-day work, we encourage associates to embrace a growth mindset to promote personal and professional growth.

We support associate development through cross-functional team assignments, expanded roles and rotational opportunities. Our ongoing development efforts expand knowledge, improve skills and capabilities and achieve competence in specific behaviors to meet performance expectations and prepare for future roles.
Our leadership team establishes enterprise goals, and each associate is asked to identify individual goals and align them to enterprise goals. This goal-setting exercise ensures all associates are aligned with Company objectives and establishes a foundation for individual growth and development.
Compensation and Benefits
We are committed to compensating our associates fairly and competitively based on their roles. Each year, we conduct an analysis of our compensation amounts and practices from external market and internal consistency perspectives to ensure our compensation decisions are fair and competitive, and we make adjustments to those amounts and practices as we deem appropriate.
We believe our associates should share our financial success. We accomplish this through our incentive plans and our profit-sharing program. These compensation programs enable us to reward associates, from frontline hourly associates to our leadership team, for their contributions when the Company achieves its operational or financial objectives.
Our benefit plans are designed to support total well-being, with healthcare coverage, wellness resources and supportive family leave and financial benefits. Of special note are our retirement benefits, with a 7.5 percent match on 401(k) contributions, and our discounted stock purchase plan that makes ownership of common shares of Scotts Miracle-Gro (“Common Shares”) more accessible by allowing associates to buy Common Shares at a 15 percent discount. We also support our associates family planning goals through fertility benefits, expert-led family planning resources and up to $30,000 in lifetime benefits for adoption or surrogacy expenses. Our family leave benefits include eight weeks of fully paid maternal leave and up to 10 weeks of bonding leave for all new parents.
Health and Safety
The health and safety of our associates is a key priority of our leadership team. We address associate health and safety through our Environmental Health and Safety (“EHS”) system which incorporates developed industry guidelines. Our “Plan-Do-Check-Act” strategy allows us to identify and address health and safety priorities. Our safety program encourages and enables associates to submit concerns and share feedback when they encounter behaviors and conditions that they perceive to be unsafe. Our EHS system also investigates and responds to associate concerns and incidents and mitigates risks to maintain and promote a safer workplace.
During new hire orientation, associates receive customized health and safety training based on job type and level. Our EHS training of supervisors focuses on knowledge of applicable regulations and necessary systems and leadership training elements so that each shift has a well-informed and capable safety leader. Our site leaders work to increase health and safety awareness through pre-shift meetings, tools and standards. These meetings provide an opportunity to voice and take ownership over health and safety concerns, encouraging each other to uphold a safe working environment.
To further mitigate risks and align all team members to our EHS system, we use compliance calendars that highlight important dates for EHS inspections and deadlines to meet voluntary and regulatory requirements. We assess our health and safety performance using an EHS scorecard composed of leading and lagging indicators. Our evaluation includes progress measurements for safety training, behavioral-based safety observations, near-miss reporting, total recordable incident rate and lost time accident rate.
Environmental, Social and Governance
Our Board of Directors has ultimate oversight for sustainability matters while the Nominating and Governance Committee receives quarterly environmental, social and governance (“ESG”) briefings. At the management level, our ESG Steering Committee is responsible for setting and driving progress toward our sustainability goals. This committee meets quarterly to review progress, set new program goals, benchmark peers and review third-party ESG assessments. The ESG Steering Committee contains two specialized subcommittees: the Climate Subcommittee and the Customer Sustainability Subcommittee. The Climate Subcommittee supports the ESG Steering Committee in managing our climate change-related impacts. The Customer Sustainability Subcommittee aligns customer sustainability-related requests or initiatives with our ESG program goals and disclosures to assist our retail partners with their own sustainability goals and prepare for future reporting.

Our stakeholders, including shareholders, customers, suppliers, associates, communities as well as the environment and society, are essential to our business. We endeavor to make our workforce more inclusive, our business more sustainable and our communities more engaged by maintaining strong ESG practices. In fiscal 2025, we published our annual Corporate Responsibility Report, prepared in reference to the Global Reporting Initiative Standards (2021) and with consideration for the Sustainability Accounting Standards Board’s Chemicals industry standard, the Task Force on Climate-Related Financial Disclosures and the California statutory greenhouse gas emission reporting requirements. The report maps our sustainability efforts to the United Nations Sustainable Development Goals and provides detailed information regarding our ESG strategy, focus areas and governance structure. Our ESG focus areas are Product Stewardship and Safety, Operations and Supply Chain, Associate Engagement and Wellness, Community Engagement and Governance and Transparency. We continue to benchmark, set and make progress towards goals and seek continuous improvement around these focus areas.
We publish our Corporate Responsibility Report and several ESG-related policies and statements on the ESG section of our corporate website, which is located at https://scottsmiraclegro.com/responsibility/environmental-social-and-governance. These policies and statements address environmental, health and safety and human rights concerns. We maintain a Supplier Code of Conduct that establishes the minimum standards that suppliers must satisfy to sell goods to or do business with us. Further ESG initiatives in fiscal 2025 included responding to the Carbon Disclosure Project’s climate change and water questionnaires. The contents of our corporate website are not incorporated by reference in this Form 10-K or in any other report or document we file with the SEC.
Website and General Information
We maintain a website at http://investor.scotts.com. Information on our websites will not be deemed incorporated by reference into, and do not form any part of, this Form 10-K or any other report or document that we file with or furnish to the SEC. We file reports with the SEC and make available, free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as our proxy and information statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.    RISK FACTORS
Cautionary Note Regarding Forward-Looking Statements
This Form 10-K, including the exhibits hereto and the information incorporated by reference herein, as well as our 2025 Annual Report to Shareholders (our “2025 Annual Report”), contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which are subject to risks and uncertainties. Information regarding activities, events and developments that we expect or anticipate will or may occur in the future, including, but not limited to, information relating to our future growth and profitability targets and strategies designed to increase total shareholder value, are forward-looking statements based on management’s estimates, assumptions and projections. Forward-looking statements also include, but are not limited to, statements regarding our future economic and financial condition and results of operations, the plans and objectives of management and our assumptions regarding our performance and such plans and objectives, as well as the amount and timing of dividends and repurchases of Common Shares or other uses of cash flows. Forward-looking statements generally can be identified through the use of words such as “guidance,” “outlook,” “projected,” “believe,” “target,” “predict,” “estimate,” “forecast,” “strategy,” “may,” “goal,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “should” and other similar words and variations.
Forward-looking statements in this Form 10-K and our 2025 Annual Report are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors and other cautionary statements that we make from time to time in our other SEC filings and public communications.
You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned not to place undue reliance on such statements. These factors may not contain all of the factors that are important to you. We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements that we make in this Form 10-K and our 2025 Annual Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. We disclaim any obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by law.

Risks Related to Our Business
If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net sales and/or working capital could be negatively impacted.
Our ability to manage our inventory levels to meet our customers’ demand for our products is important for our business. Our production levels and inventory management goals for our products are based on estimates of demand and take into account production capacity, timing of shipments and inventory levels. Due to a number of factors, including manufacturing lead times, seasonal purchasing patterns and the potential for material price increases, we may carry additional inventory and increase our working capital and related financing requirements. Carrying additional inventory may increase our warehousing costs and result in excess inventory that may become difficult to manage, unusable or obsolete and adversely impact our ability to realize anticipated returns from product sales. If we overestimate or underestimate either channel or retail demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could negatively impact our net sales, profit margins, net earnings, working capital and/or cash flow, hinder our ability to meet customer demand, result in loss of customers or cause us to incur excess and obsolete inventory charges or excess warehouse storage costs.
An economic downturn and economic uncertainty may adversely affect demand for our products.
There are indications of increased economic uncertainty in the U.S. including the potential for an economic recession. Impacts of such general economic weakness include, without limitation: reduced credit availability; reduced liquidity; volatility in credit, equity and foreign exchange markets; increasing job losses, bankruptcies and rising interest rates. In recent years, there have been instances of Congress and the President failing to reach agreement on federal budgetary and spending matters. A government shutdown or a default by the U.S. government on its debt obligations, or related credit-rating downgrades could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession. We believe that any extended or renewed economic disruptions or deterioration in the global economy could have an adverse impact on our business, financial condition or results of operations.
In addition, consumers may reduce discretionary spending during periods of economic uncertainty, which could reduce sales volumes of our products or result in a shift in our product mix from higher margin to lower margin products. Adverse economic conditions have included or resulted, and could continue to include or result, in a significant increase in inflation, which could have a material adverse impact on our business, financial condition or results of operations.
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
Increases in the prices of key commodities and other raw materials could adversely affect our ability to manage our cost structure. Market conditions may limit our ability to raise selling prices to offset increases in our raw material costs. Further, sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers and consumers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. Our projections may not accurately predict the volume impact of price increases, which could adversely affect our business, financial condition and results of operations.
Because of the concentration of our sales to a small number of retail customers, the loss of one or more of, or a significant reduction in orders from, any of our top customers, or a material reduction in the inventory of our products that they carry, could adversely affect our financial results.
Our top two retail customers, The Home Depot and Lowe’s, together accounted for 52% of our fiscal 2025 net sales and 25% of our outstanding accounts receivable as of September 30, 2025. The loss of, or reduction in orders from, any major customer for any reason (including, for example, changes in a retailer’s strategy, reduction in inventories of our products that they maintain, claims or allegations that our products or products we market on behalf of third parties are unsafe, a decline in consumer demand, regulatory, legal or other external pressures or a change in marketing strategy), and customer disputes regarding shipments, fees, merchandise condition or related matters could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our inability to collect accounts receivable from one of our major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on our financial condition, results of operations and cash flows.

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
Our future success depends on our ability to maintain an adequate innovation pipeline, improve our existing product lines and products and develop and manufacture new product lines and products to meet evolving consumer needs. We cannot provide any assurance that we will successfully develop and manufacture new product lines and products or product innovations that satisfy consumer needs or achieve market acceptance, or that we will develop, manufacture and market new product lines and products or product innovations in a timely manner. If we fail to successfully develop and manufacture new product lines and products or product innovations, our ability to maintain or grow our market share may be adversely affected, which could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new product lines and products and product innovations require substantial research and development expenditures, which we may be unable to recoup if such new product lines, products or innovations do not achieve market acceptance.
Many of the products we manufacture and market contain active ingredients that are subject to regulatory approval. The need to obtain such approval could delay the launch of new products or product innovations or otherwise prevent us from developing and manufacturing certain products and product innovations.
Our marketing activities may not be successful.
We invest substantial resources in advertising, consumer promotions and other marketing activities to maintain and expand our brand image. There can be no assurances that our marketing strategies will be effective or that the amount we invest in marketing activities will result in a corresponding increase in sales of our products. If our marketing initiatives are unsuccessful, including our ability to leverage digital media and social networks to reach existing and potential customers, we will have incurred significant expenses without the benefit of higher revenues.
The highly competitive nature of our markets could adversely affect our ability to maintain or grow revenues.
Each of our operating segments participates in highly competitive markets. Our products compete against national and regional products and private label products produced by various suppliers. Many of our competitors sell their products at prices lower than ours. Our most price sensitive consumers may trade down to lower-priced products during challenging economic times or if current economic conditions worsen. We compete primarily on the basis of product innovation, product quality, product performance, value, brand strength, supply chain competency, field sales support, in-store sales support, the strength of our relationships with major retailers and advertising. Some of our competitors have significant financial resources. The strong competition that we face in all of our markets may prevent us from achieving our revenue goals, which may have a material adverse effect on our financial condition, results of operations and cash flows.
Our manufacturing operations, including our reliance on third-party manufacturers, could harm our business.
We may not be able to maintain or develop efficient, low-cost manufacturing capability and processes that will enable us to meet the quality, price, design and product standards or production volumes required to successfully manufacture our products. Our efforts to improve efficiencies in our manufacturing capabilities by investing in automation could be disruptive to our operations, divert the attention of management and require significant investments. Even if we successfully maintain and develop our manufacturing capabilities and processes, we may not be able to do so in time to satisfy the needs of our customers.
We rely on third parties to manufacture certain products. This reliance generates a number of risks, including decreased control over the production and related processes, which could lead to production delays or interruptions and inferior product quality control. In addition, performance problems at these third-party manufacturers could lead to cost overruns, shortages or other problems, which could increase our costs of production or result in delivery shortages or delays.
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
We import many of our raw materials and finished goods from countries outside of the United States, including but not limited to China. Our import operations are subject to complex and unpredictable customs laws, regulations, tax requirements, forced labor laws and trade regulations, such as tariffs set by governments, either through mutual agreements or bilateral actions. The U.S. has enacted tariffs on goods imported into the U.S. which have increased the cost of the goods we purchase. Significant additional tariffs and protectionist duties could be imposed by the U.S. with relatively short notice to us. These governmental actions could have, and any similar future actions may have, a material adverse effect on our business, financial condition and results of operations. The overall effect of these risks is that our costs may increase or we may experience supply disruptions, which in turn may result in lower profitability if we are unable to offset such increases through higher prices, and/or that we may suffer a decline in sales if our customers do not accept price increases.
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
A significant interruption in the operation of our or our suppliers’ facilities could adversely impact our capacity to manufacture products and supply our customers, which could adversely affect our results of operations and financial position.
Operations at our and our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, pandemics, acts of war, terrorism, government shutdowns and work stoppages. A significant interruption in the operation of our or our suppliers’ facilities could significantly impact our capacity to manufacture products and supply our products in a timely manner, particularly with respect to products that we manufacture at a limited number of facilities such as our fertilizer and liquid products, which could have a material adverse effect on our results of operations and financial position.
Disruptions to transportation channels that we use to distribute our products may adversely affect our margins and profitability.
We may experience disruptions to the transportation channels we use to distribute our products, including increased congestion, a lack of transportation capacity, increased fuel expenses, import or export controls or delays and labor disputes or shortages. Disruptions in our trucking capacity may result in reduced sales or increased costs, including the additional use of more expensive or less efficient alternatives to meet demand. Congestion can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs, reduction in our profitability or reduced sales.
Our international operations subject us to the costs and risks associated with operating internationally.
We operate manufacturing, sales and service facilities outside of the United States, particularly in Canada and Mexico. Accordingly, we are subject to risks associated with operating in foreign countries, including:
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

In addition, our operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations and potentially adverse tax consequences. The costs associated with operating our continuing international business could adversely affect our financial condition, results of operations and cash flows.
In the event of a disaster, our disaster recovery and business continuity plans may fail, which could adversely interrupt our operations.
Our operations depend on our ability to protect our infrastructure against damage from catastrophe, natural disaster or severe weather, as well as events resulting from unauthorized security breach, power loss, telecommunications failure, act of war, terrorist attack, pandemic or other events that could have a significant disruptive effect on our operations. Further, the development of artificial intelligence is creating more sophisticated avenues to disrupt operational systems. We have disaster recovery and business continuity plans in place that are ready to be executed if we encounter a disruptive event. However, we cannot be certain that our plans, or those of third-party service providers we rely on, will be successful in the event of a disaster. If our disaster recovery or business continuity plans are unsuccessful in a disaster recovery scenario, we could potentially experience material adverse impacts including loss of data, damage to important facilities, disruption to our operations, regulatory intervention, reputational harm and loss of customers.
Climate change and unfavorable weather conditions could adversely impact our financial results.
Our consumer lawn and garden business in any year is susceptible to weather conditions in the markets in which our products are sold. These climate conditions may adversely impact the sale of certain products or increase demand for other products thereby making the overall impact of abnormal or extreme weather conditions on us difficult to predict.
The effects of climate change could include varying temperature levels, water shortages and changes to rainfall amounts, rainfall patterns, storm patterns and storm intensities. These effects could affect the availability and cost of raw materials, commodities and energy, which in turn may impact our ability to procure the quantities and levels of goods or services required to operate our business.
Consumers and businesses may independently change their behavior because of concerns regarding the impact of climate change and public perceptions. For example, consumers may elect to garden less frequently than historic patterns due to the unpredictability of weather patterns. Those consumers who are less directly impacted by climate change may also engage in less gardening due to discomfort or concerns about perceptions stemming from the direct impact of climate change on others. Current or potential retail customers may pull back from all or parts of the lawn and garden category in response to softening consumer demand. Our ability to finance the development of climate appropriate product offerings may also suffer if consumers become less engaged in lawn and gardening.
Our failure to adequately manage the consumer and retail impacts of climate change could have a material adverse effect on our financial condition, results of operations and cash flows.
Our business could be negatively impacted by corporate citizenship and sustainability matters (including climate change) and/or our reporting of such matters.
Certain investors, customers, consumers, associates, governmental authorities and other stakeholders are increasing their focus on corporate citizenship and sustainability matters (including climate change). From time to time, we communicate certain initiatives, such as goals, regarding environmental matters, responsible sourcing and social investments, including pursuant to our Corporate Responsibility Report. We could fail, or be perceived to fail, to achieve such initiatives or goals, or we could fail to fully and accurately report our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters.
Moreover, there are adopted and proposed international accords and treaties, as well as federal, state and local laws and regulations, that would attempt to regulate certain disclosures and behavior pertaining to sustainability matters, including the effect of greenhouse gas emissions on the environment. If the U.S., state or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for our products and may require additional investment in new pollution control equipment or changes to manufacturing methods for our products. Additional compliance burdens could be imposed by laws requiring the collection, measurement and analysis of climate-related data, such as Scope 1, 2 and 3 greenhouse gas emissions similar to the California statutory greenhouse gas emission reporting requirements. Such compliance may be costly, time-consuming and, because disclosures would largely depend on third-party cooperation, uncertain. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers, in which case, the costs of raw materials and component parts could increase. We may incur some of these costs directly and others may be passed on to us from our third-party suppliers.

Any failure or perception of our failure (whether or not valid) to achieve our initiatives or goals with respect to corporate citizenship and sustainability matters, to act responsibly with respect to corporate citizenship and sustainability matters or to adequately manage the political, legal and regulatory impacts of corporate citizenship or other sustainability matters could adversely affect our financial condition, results of operations and cash flows.
Uncertainty surrounding legislation, regulation and governmental policy at the U.S. federal level could lead to disruptions in or have the effect of negatively impacting our financial condition, results of operations and cash flows.
Uncertainty surrounding legislation, regulation and government policy at the U.S. federal level may impact the U.S. and global economies, international trade and relations, unemployment rates, energy prices, tariffs, immigration, taxes, inflation and the general U.S. regulatory environment, among other things. Although we cannot predict the impact, if any, of these changes, they could negatively affect our financial condition, results of operations and cash flows.
Product recalls or other product liability claims could materially and adversely affect our business, financial condition and results of operations.
Due to the highly regulated nature of our products, which are primarily designed for consumer use, we may be required to stop selling, return or recall products due to a variety of potential concerns including suspected or confirmed product contamination, adulteration, product mislabeling or misbranding, tampering or other deficiencies. Product recalls or voluntary market withdrawals could result in significant losses due to their costs, the destruction of product inventory and lost sales due to the unavailability of the product for a period of time. Adverse attention about these types of concerns, whether or not valid, may damage our reputation or discourage consumers from buying our products and could negatively impact our sales and financial condition.
We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products are alleged to cause damage to property, injury, illness or death. A significant product liability, legal judgment or a related regulatory enforcement action against us, or a significant product recall or voluntary withdrawal, may materially and adversely affect our business, financial condition and results of operations.
If the perception of our brands or organizational reputation are damaged, our consumers, distributors and retailers may react negatively, which could materially and adversely affect our business, financial condition and results of operations.
We believe we have built our reputation on the trust of consumers and performance of our brands. Any incident that erodes consumer affinity for our brands or our business operations could significantly reduce our value and damage our business. For example, negative third-party research or media reports on our product quality, efficacy and safety, whether accurate or not, may adversely affect consumer perceptions, which could cause the value of our brands to suffer and adversely affect our business. We may also be adversely affected by news or other negative publicity, regardless of accuracy, regarding other aspects of our business, including:
•public health concerns, illness or safety;
•the perception of our environmental stewardship and the impacts our business has on the environment (including packaging, energy and water use and matters related to climate impact and waste management) and other sustainability issues;
•security breaches of confidential company, customer or employee information; or
•employee related claims relating to alleged employment discrimination, health care and benefit issues.
Such negative publicity may be widely and rapidly disseminated, including through social media platforms.
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

Certain of our products may be purchased for use in new and emerging industries or segments and/or be subject to varying, inconsistent and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations and consumer perceptions.
We sell products, including hydroponic gardening products, that end users may purchase for use in new and emerging industries or segments, including the growing of cannabis, that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products depends on the uncertain growth of these industries or segments. For example, our Hawthorne segment sales volume has decreased due to an oversupply of cannabis, which has led to a prolonged period of lower cannabis wholesale prices, reduced indoor and outdoor cannabis cultivation and consolidation of retail establishments. The oversupply has been driven by increased licensing activity across the U.S. as well as inconsistent approaches to state regulation and enforcement.
In addition, we sell products that end users may purchase for use in industries or segments, including the growing of cannabis, that are subject to varying, inconsistent and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations and consumer perceptions. For example, certain countries and 39 U.S. states have adopted frameworks that authorize, regulate and tax the cultivation, processing, sale and use of cannabis for medicinal and/or non-medicinal use, while the U.S. Controlled Substances Act and the laws of other U.S. states prohibit growing cannabis.
If we are unable to effectively execute our e-commerce business, our reputation and operating results may be harmed.
We sell certain of our products through our online store and our retail customers’ e-commerce retail platforms. As consumers increasingly utilize e-commerce channels, the success of our business depends on our investment in e-commerce platforms, consumer preferences and buying trends relating to e-commerce, and our ability to both maintain the continuous operation of our online store and our fulfillment operations that support both our own and our retail customers’ e-commerce platforms. It is essential that these platforms provide a shopping experience that will generate orders and return visits.
Our e-commerce business is subject to various risks and uncertainties, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues associated with website software, systems and technology investments and upgrades; data and system security; system failures, disruptions and breaches and the costs to address and remedy such failures, cyber attacks; and changes in and compliance with applicable federal and state regulations. In addition, our efforts to remain competitive with technology trends, including the use of new or improved technology such as generative artificial intelligence powered search platforms, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications may increase our costs but may not increase sales or attract consumers. Our failure to effectively address these risks and uncertainties may adversely affect the sales of our e-commerce business, as well as damage our reputation and brands.
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
We rely on information and operational technology systems to conduct business, including communicating with associates and our key retail customers, ordering and managing materials from suppliers, shipping products to retail customers and analyzing and reporting results of operations. If our information or operational technology systems are damaged or cease to function properly for an extended period of time, whether as a result of a significant cyber incident or any other adverse event, our ability to operate or communicate internally as well with our retail customers, vendors, suppliers and other parties critical to our business, could be significantly impaired, which may adversely impact our business.
While we have taken steps to ensure the security of our information and operational technology systems, including those of our customers, vendors, suppliers and other third-party service providers on whom we rely, our systems, as well the systems utilized by our customers, vendors, suppliers and other third-party service providers, have, in the past, been and may, in the future, be vulnerable to cyber threats such as malware, security breaches, phishing attacks, unauthorized activity, system failures, defects, unintentional or malicious actions of associates, contractors and bad actors (e.g., cyber criminal groups, nation state actors and hacktivist organizations).

We have experienced and may continue to experience an increase in the number of such cyber threats. The rapid evolution and growing adoption of artificial intelligence and machine learning technologies present emerging risks to the security of our information, as well as the information of our customers and business partners. Furthermore, the increasing use of artificial intelligence by threat actors is enhancing the sophistication, speed and effectiveness of cyber attacks and amplifying existing security challenges. Additionally, the use of artificial intelligence by our employees, or by our customers and business partners, could increase our exposure to cyber threats. As cyber attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations.
Additionally, in the normal course of our business, we collect, store and transmit proprietary and confidential information regarding our customers, consumers, associates, suppliers and others, including personally identifiable information. We are required to comply with increasingly complex and changing data privacy and security laws and regulations, that apply to the collection, storage, use, transmission and protection of personal information and other consumer and employee data, including particularly the transfer of personal data between or among countries. High profile security breaches of the information systems of a number of U.S. companies and/or government agencies may result in increased regulations and new data privacy and security laws.
An operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss, misuse or unauthorized disclosure of this information about our customers, consumers, associates and suppliers, which may result in regulatory or other legal proceedings, and have a material adverse effect on our business and reputation. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Any such attacks or precautionary measures taken to prevent attacks may result in increasing costs, including costs for additional technologies, training and third-party consultants. The losses incurred from a cybersecurity-related event as well as the precautionary measures required to address this evolving risk may adversely impact our financial condition, results of operations, cash flows and reputation.
Our insurance coverage may not be sufficient to avoid or effectively mitigate or transfer the adverse impact of claims or liabilities against us on our financial position or results of operations and we may not be able to obtain appropriate insurance coverage in the future.
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
Additionally, it is possible one or more of our insurers could specifically exclude from our policy certain chemicals used in our products. Consequently, we may have to cease use of those chemicals and/or substitute less effective or more expensive alternatives to continue manufacturing and/or distributing such goods. A substantial increase in liability exposure or the loss of customers or product offerings could have a material adverse effect on our results of operations and financial condition.
In the event the Third Restated Agreement for Monsanto’s consumer Roundup® products terminates or Monsanto’s consumer Roundup® business materially declines, we would lose a substantial source of future earnings and overhead expense absorption.
If we (i) become insolvent, (ii) commit a material breach, material fraud or material willful misconduct under the Third Restated Agreement, (iii) experience a change of control (subject to certain exceptions) or (iv) impermissibly assign our rights or delegate our obligations under the Third Restated Agreement, Monsanto may terminate the Third Restated Agreement without paying a termination fee to the Company, subject to certain terms and conditions as set forth therein. In addition, if Program EBIT (as defined in the Third Restated Agreement) falls below $50.0 million in any program year, Monsanto may terminate the Third Restated Agreement without paying a termination fee to the Company, subject to certain terms and conditions as set forth therein.

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
Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names and issued patents. Although we have a robust portfolio of registered trademarks, we have not sought to register each of our marks either in the United States or in every country in which each such mark is used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States with respect to the registered brand names and issued patents we hold.
In addition, advances in artificial intelligence and the increasingly widespread use of such technology by us, our third parties or others, including generative artificial intelligence tools, may increase the risk of (a) claims against us for infringing third party intellectual property rights, and (b) the unauthorized access to, or use of, our intellectual property and unauthorized or unintended exposure of our confidential and proprietary information, all of which could adversely affect the value of our intellectual property, including our brands, our trade secrets and our investment in research and development. If we are unable to protect our intellectual property, proprietary information and/or brand names, we could suffer a material adverse effect on our business, financial condition and results of operations.
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
Our success largely depends on the performance of our management team and other key personnel. Our future operations could be harmed if we are unable to attract and retain talented, highly qualified senior executives and other key personnel. In recent years, we experienced management transitions involving our Chief Financial Officer, Chief Operating Officer, Chief Human Resources Officer and Chief Legal Officer. If we are unable to effectively provide for the succession of senior management, including our Chief Executive Officer, our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.

Our workforce reductions may cause undesirable consequences and adversely affect our business and results of operations.
In recent years, we have undertaken strategic reductions in our workforce as part of a series of organizational changes and initiatives intended to create operational and management-level efficiencies. These workforce reductions may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our associates who were not affected by the workforce reductions to seek alternate employment. Associates whose positions were eliminated or those who determine to seek alternate employment may seek employment with our competitors.
We cannot provide any assurance that we will not undertake additional workforce reductions or that we will be able to realize the cost savings and other anticipated benefits from any of our previous or future workforce reduction plans. In addition, continued workforce reductions may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities and to execute our business plans. Additionally, workforce reductions may make it more difficult to recruit and retain associates if they perceive uncertainty in employment. If we need to increase the size of our workforce in the future, we may encounter a competitive hiring market due to labor shortages, increased employee turnover, changes in the availability of workers and increased wage costs.
We are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business, financial condition, results of operations and cash flows.
We are involved in legal proceedings and are subject to investigations, inspections, audits, inquiries and similar actions by governmental authorities, arising in the course of our business (see the discussion in “ITEM 3. LEGAL PROCEEDINGS” of this Form 10-K). Legal proceedings, in general, can be expensive and disruptive. Some of these suits may purport or be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts of damages, including punitive or exemplary damages, and may remain unresolved for several years. For example, product liability claims challenging the safety of our products or products we market on behalf of third parties may also result in a decline in sales for a particular product and could damage the reputation or the value of related brands, involve us in litigation and have a material adverse effect on our business.
From time to time, we are also involved in legal proceedings involving contract, employment, intellectual property and other matters including, for example, the securities litigation and shareholder derivative suits discussed in “ITEM 3. LEGAL PROCEEDINGS” of this Form 10-K. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations and, depending on the nature of the allegations, could negatively impact our reputation or the reputation of products we market on behalf of third parties. Additionally, defending against these legal proceedings may involve significant expense and diversion of management’s attention and resources.
Risks Related to Our M&A, Lending and Financing Activities
Our indebtedness could limit our flexibility and adversely affect our financial condition.
As of September 30, 2025, we had $2,119.7 million of debt and $1,166.9 million in available borrowings under the sixth amended and restated credit agreement (the “Sixth A&R Credit Agreement”), which was in effect during the entirety of fiscal 2025. On November 21, 2025, the Company entered into a seventh amended and restated credit agreement (the “Seventh A&R Credit Agreement”), which replaced the Sixth A&R Credit Agreement. Our inability to meet restrictive financial and non-financial covenants associated with our debt, or to generate sufficient cash flow to repay maturing debt, could adversely affect our financial condition. For example, our debt level could:
•make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•make us more vulnerable to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of cash flows from operating activities to payments on our indebtedness, which would reduce the cash flows available to fund working capital, capital expenditures, advertising, research and development efforts, dividends, Common Share repurchases and other general corporate activities;
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
Our ability to make payments on or to refinance our indebtedness (including, for example, our 5.250% Senior Notes due 2026 (the “5.250% Senior Notes”)), fund planned capital expenditures and acquisitions, pay dividends and repurchase our Common Shares will depend on our ability to generate cash in the future which, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
The Sixth A&R Credit Agreement, Seventh A&R Credit Agreement and the indentures governing our 5.250% Senior Notes, our 4.500% Senior Notes due 2029 (the “4.500% Senior Notes”), our 4.000% Senior Notes due 2031 (the “4.000% Senior Notes”) and our 4.375% Senior Notes due 2032 (the “4.375% Senior Notes” and, collectively with the 5.250% Senior Notes, the 4.500% Senior Notes and the 4.000% Senior Notes, the “Senior Notes”) contain restrictive covenants and cross-default provisions. For example, under the Sixth A&R Credit Agreement, the maximum permitted leverage ratio was 4.75 for the fourth quarter of fiscal 2025. Our leverage ratio was 4.10 at September 30, 2025. In addition, the Sixth A&R Credit Agreement contained a fixed charge coverage ratio covenant which set the minimum permitted fixed charge coverage ratio at 1.00. Our fixed charge coverage ratio was 1.42 for the twelve months ended September 30, 2025. Under the Seventh A&R Credit Agreement, the maximum permitted leverage ratio is 5.00 for the first quarter of fiscal 2026 and thereafter. The Seventh A&R Credit Agreement also contains a minimum interest coverage ratio of (i) 3.00 for each of the fiscal quarters within fiscal 2026, (ii) 3.25 for each of the fiscal quarters within fiscal 2027 and (iii) 3.50 for fiscal quarters thereafter. The Senior Notes contain an independently calculated interest coverage ratio covenant which sets the minimum permitted interest coverage ratio at 2.00. Our interest coverage ratio was 4.78 for the twelve months ended September 30, 2025. A breach of any of the financial ratio covenants or other covenants in the Seventh A&R Credit Agreement or Senior Notes could result in a default and/or a cross default under the Seventh A&R Credit Agreement or Senior Notes, as applicable. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and could cease making further loans and institute foreclosure proceedings against our assets. We cannot provide any assurance that the holders of such indebtedness would waive a default or that we would have the resources to pay the accelerated indebtedness in full.
Subject to compliance with certain covenants under the Seventh A&R Credit Agreement and the indentures governing the Senior Notes, we may incur additional debt in the future. If we incur additional debt, the risks described above could intensify.
Significant or prolonged periods of higher interest rates may have an adverse effect on our financial condition, results of operations and cash flows.
Interest rates have a direct impact on our business due to the amount of variable rate debt the Company utilizes in its operations. Prolonged periods of higher interest rates may have a negative impact on our financial condition, results of operations and cash flows. All of our debt under the Seventh A&R Credit Agreement bears interest at variable rates primarily derived from the U.S. Prime Rate, Federal Reserve Bank of New York Rate, Secured Overnight Financing Rate, Euro Interbank Offered Rate, Canadian Prime Rate or Canadian Overnight Repo Rate Average (all as defined in the Seventh A&R Credit Agreement), based on our election, plus a spread that depends on our quarterly-tested leverage ratio. In a rising interest rate environment, debt financing will become more expensive and may have higher transactional and servicing costs.
Although the Company has taken steps to reduce our exposure to variable rate debt instruments, if interest rates remain relatively high or increase in the future, we could see increases in our borrowing costs which could have a material adverse effect on our financial condition, results of operations and cash flows.
Global economic and capital market conditions may limit our access to capital and/or increase the costs of such capital.
In the future, we may need new or additional financing to provide liquidity to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in general economic conditions and/or U.S. or global capital markets could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and we may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under the Seventh A&R Credit Agreement depends on the ability of the lenders that are parties to that facility to meet their funding commitments. Moreover, the obligations of the lenders under the Seventh A&R Credit Agreement are several and not joint and, as a result, a funding default by one lender does not need to be made up by the others. Longer term volatility in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions or reduced alternatives could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Acquisitions, other strategic alliances and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact our business and results of operations.
Acquisitions, strategic alliances and investments are an important element of our long-term corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business or product has created, and will continue to create unforeseen operating difficulties and expenditures. The areas where we face risks include:
•Assumptions implicit to our acquisition strategy or valuations are not realized.
•Diversion of management time and focus from operating our business to acquisition integration challenges.
•Failure to successfully further develop the acquired business or product lines.
•Implementation or remediation of controls, procedures and policies at the acquired company.
•Integration of the acquired company’s accounting, human resources and other administrative systems and coordination of product, engineering and sales and marketing functions.
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
•Strategic investments in which we have a minority ownership stake and that we do not control may from time to time have economic, business or legal interests or goals that are inconsistent with our goals or the goals of regulators or business partners. As a result, business decisions or other actions or omissions of controlling owners, management or other persons or entities who control companies in which we invest may adversely affect the value of our investment, result in litigation, commercial or regulatory action against us or otherwise damage our reputation.
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
Our acquisitions, strategic alliances and investments could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition, results of operations and cash flows. Also, the anticipated benefits of many of our acquisitions may not materialize.

A failure to dispose of assets or businesses in a timely manner may have an adverse effect on our results of operations and financial condition.
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
Changes in credit ratings issued by nationally recognized statistical rating organizations (“NRSROs”) could adversely affect our cost of financing and the market price of our Senior Notes.
NRSROs rate the Senior Notes and the Company based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the NRSROs can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of the Senior Notes or placing us on a watch list for possible future downgrading could increase our cost of financing, limit our access to the capital markets and have an adverse effect on the market price of the Senior Notes. In August 2025, S&P Global Ratings affirmed our B+ rating and upgraded our outlook from “stable” to “positive.” Also, in August 2025, Moody’s Investors Service affirmed our B1 “stable” rating.
Our hedging arrangements expose us to certain counterparty and market risks.
We periodically utilize hedging agreements to fix the prices of a portion of our urea and fuel needs. The hedging agreements are designed to mitigate the earnings and cash flow fluctuations associated with the costs of urea and fuel. In periods of declining prices, utilizing these hedge agreements may effectively increase our expenditure for these raw materials.
In addition to commodity hedge agreements, we utilize interest rate swap agreements to manage the net interest rate risk inherent in our sources of borrowing, as well as foreign currency forward contracts to manage the exchange rate risk associated with certain intercompany loans with foreign subsidiaries and other approved transactional currency exposures.
Utilizing these hedge agreements exposes us to certain counterparty risks. The failure of one or more of the counterparties to fulfill their obligations under the hedge agreements, whether because of weakening financial stability or otherwise, could adversely affect our financial condition, results of operations and cash flows.
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

Risks Related to Regulation of Our Company
Compliance with environmental and other public health regulations or changes in such regulations or regulatory enforcement priorities could increase our costs of doing business or limit our ability to market certain products.
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
Under the Food Quality Protection Act, food-use pesticides are evaluated to determine whether there is reasonable certainty that no harm will result from the cumulative effects of pesticide exposures. Under this Act, the U.S. EPA is evaluating the cumulative and aggregate risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, certain of which may be also used on crops processed into various food products, are manufactured by independent third parties and continue to be evaluated by the U.S. EPA as part of this exposure risk assessment. The U.S. EPA or the third-party registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of these continuing evaluations.
In addition, the use of certain fertilizer and pesticide products is regulated by various environmental and public health agencies. These regulations may, among other things, limit or ban the use of certain ingredients contained in such products or require (i) that only certified or professional users apply the product, (ii) that certain products be used only on certain types of locations, (iii) users to post notices on properties to which products have been or will be applied and/or (iv) notification to individuals in the vicinity that products will be applied in the future. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, we cannot provide assurance that our products, particularly pesticide products, will not cause or be alleged to cause injury to the environment or to people under all circumstances, particularly when used improperly or contrary to instructions. The costs of compliance, remediation or products liability have adversely affected operating results in the past and could adversely affect our financial condition, results of operations and cash flows.
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
In addition to the laws and regulations already described, various governmental agencies regulate the disposal, transport, handling and storage of waste, the remediation of contaminated sites, air and water discharges from our facilities and workplace health and safety. Under certain environmental laws and regulations, we may be liable for the costs of investigation and remediation of the presence of certain regulated materials or damage to natural resources, at various properties, including current and former properties we have owned or operated, as well as offsite waste handling or disposal sites that we have used. Liability may be imposed upon us without regard to whether we knew of or caused the presence of such materials and, under certain circumstances, on a joint and several basis. There can be no assurances that the presence of such regulated materials at any such locations, or locations that we may acquire in the future, will not result in liability to us under such laws or regulations or expose us to third-party actions such as tort suits based on alleged conduct or environmental conditions.
Regulatory agencies around the world have been establishing programs and restrictions relating to preventing the release of PFAS into the air, drinking water systems and food supply and to expand cleanup efforts to remediate the impacts of PFAS pollution. In 2021, the federal government announced a multi-agency plan to address PFAS contamination nationwide. Further, in April 2024, the U.S. EPA designated PFOA and PFOS, including their salts and structural isomers – as hazardous substances under section 102(a) of CERCLA, which could have wide-ranging impact on companies across industries. Further, many states have taken independent action to address PFAS ranging from appropriation bills for funding research to complete bans on any PFAS-containing products. Complicating this patchwork of state regulation is that various jurisdictions define PFAS differently with some definitions being comparatively broad. It is possible, therefore, that some of these actions will have an impact – direct or indirect – on our business.

Packaging has also become subject to increased governmental scrutiny. Several states in the U.S. have enacted legislation to reduce single use plastics and establish extended producer responsibility programs, which are designed to bolster the recycling industry by transferring the cost of packaging disposal to the manufacturers. Extended producer responsibility programs typically include targets and reporting responsibilities for, among other things, post-consumer recycling usage, compostable packaging, material reduction and refill strategies. Similar extended producer responsibility programs are active in several Canadian provinces.
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
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our financial condition, results of operations and cash flows.
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
From time to time, tax proposals are introduced or considered by the U.S. Congress or the legislative bodies in local, state and foreign jurisdictions that could also affect our tax rate, the carrying value of our deferred tax assets or our tax liabilities. Our tax liabilities are also affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. In connection with these audits (or future audits), tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of our audits in order to determine the appropriateness of our tax provision. As a result, the ultimate resolution of our tax audits, changes in tax laws or tax rates and the ability to utilize our deferred tax assets could materially affect our tax provision, net income and cash flows in future periods.
Risks Related to Our Common Shares
The Company’s decision to maintain, reduce or discontinue paying cash dividends to our shareholders or repurchasing our Common Shares could cause the market price for our Common Shares to decline.
Our payment of quarterly cash dividends on and repurchase of our Common Shares pursuant to a stock repurchase program are subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, credit facility provisions and other factors. Prior to fiscal 2022, we generally increased the cash dividends on our Common Shares as well as engaged in share repurchase activity. Since fiscal 2022, we have not changed the dividend amount nor have we engaged in share repurchase activity outside of our compensation programs. As of September 30, 2025, we do not have a board authorized share repurchase program.
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
Hagedorn Partnership, L.P. beneficially owned approximately 23% of our outstanding Common Shares as of November 21, 2025. As a result, it has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders, including entering into certain business combination transactions. In addition, because of the percentage of ownership and voting concentration in Hagedorn Partnership, L.P., elections of our Board of Directors will generally be within the control of Hagedorn Partnership, L.P. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of our Common Shares and voting control presently lies with Hagedorn Partnership, L.P. As such, it would be difficult for shareholders to propose and have approved proposals not supported by Hagedorn Partnership, L.P. Hagedorn Partnership, L.P.’s interests could differ from, or conflict with, the interests of other shareholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
Cybersecurity risk was identified as a significant enterprise risk based on the results of our most recent enterprise risk assessment. As a significant enterprise risk, we have worked to identify the underlying drivers of cybersecurity risk, identify the activities in place to manage it and assess its residual risk level. We have developed and implemented comprehensive strategies and processes to assess, identify, manage and mitigate cybersecurity risks, aligning with the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). These processes include:
•implementing security event monitoring, incident response processes, access management controls, vulnerability identification and remediation, third-party risk monitoring and user awareness and training;
•providing regular security training and awareness content for all associates, with mandatory training for new hires;
•maintaining cybersecurity risk insurance to mitigate potential breach-related costs;
•engaging consultants to perform periodic external assessments using industry-recognized frameworks like NIST CSF; and
•monitoring program maturity through periodic reviews against the Capability Maturity Model Integration framework.
Mitigating Risks Posed by Third Parties
Risk Assessments
We identify and categorize existing third-party service providers based on criticality to our operations and prioritize those that pose the highest risks. We leverage a third-party risk management solution to facilitate our risk assessment process for new third parties which includes interviews and questionnaires with internal business contacts and contacts from the third party to perform an inherent risk assessment. We determine applicable security controls based on the inherent risk level to drive the residual risk score to an acceptable level where possible. The goal of the risk assessment process is to evaluate the risks associated with each third party, including operational, financial, legal and reputational risks.
Ongoing Monitoring
Based on the residual risk score of a third party, we conduct assessments on a periodic basis to help ensure that we maintain current information on our vendors. We leverage an external third-party monitoring service to conduct continuous monitoring of our critical vendors to provide additional visibility and response efforts and work directly with vendors to remediate identified vulnerabilities. Finally, we review contracts that outline risk management responsibilities, compliance requirements, data protection and incident management protocols.
Incident Management
We have developed an incident response plan that establishes a process for addressing issues arising from third-party relationships and communication channels for reporting and managing incidents involving third parties.
Documentation and Reporting
We maintain detailed records of our third-party assessments and any information or documentation that is provided during the assessment process. We regularly review and report on third-party risk management activities and any significant issues to senior management and/or our Audit Committee.
External Resources; Associate Training and Awareness
We have developed a comprehensive information security program that relies on support from third-party experts and an internal training and awareness program aligned with industry standards and best practices.
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

Internally, our training and awareness program creates multi-layered defenses by empowering associates with knowledge and tools to recognize and respond to security risks. Through role-specific and comprehensive training, we seek to maintain a workforce that actively contributes to the achievement of our cybersecurity goals. Key components of our training program include:
•Onboarding Training — All new associates participate in an initial cybersecurity training module at onboarding. This training covers the Company’s security policies, data protection standards and foundational security practices helping to ensure that new hires are equipped to meet the Company’s expectations pertaining to its security protocols.
•Articles — We publish articles on our intranet site for all associates to easily access. These articles highlight emerging threats, industry trends and actionable tips to help associates enhance their personal and professional security posture. We target critical topics such as ransomware, social engineering, data management and the latest threats and best practices.
•Phishing Simulations — Our phishing awareness program includes continuous phishing simulations conducted on a routine basis. This program helps associates develop the skills to effectively identify and mitigate phishing attempts. Associates who fail a threshold number of simulations during a calendar year are required to undergo additional training.
•Cybersecurity Awareness Month Activities — We have implemented interactive, virtual and on-site awareness activities during Cybersecurity Awareness Month in October. These activities include phishing simulations, articles, lunch and learns and gamification to serve as refreshers on critical security concepts and reinforce our commitment to maintaining a security-conscious culture.
Governance
Our Board of Directors has overall oversight responsibility for our risk management and has delegated oversight of cybersecurity risks to our Audit Committee, including overseeing the actions management has taken to identify, monitor and control such exposure. On a quarterly basis, our Audit Committee reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. As part of our continued investment in developing our overall enterprise risk management program, our Audit Committee receives reports and presentations from management which address a range of cybersecurity topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment and technological trends. Our Chief Information Security Officer (“CISO”) and information security management team report to our Audit Committee on a quarterly basis on cybersecurity matters.
At the management level, our CISO leads the team responsible for implementing, monitoring and maintaining information security, including data protection practices across our business. Our CISO receives reports on cybersecurity threats from both our internal personnel and external partners on a regular basis. Our Chief Operating Officer and Chief Financial Officer receive regular reports from our CISO on the information security program and measures implemented by the Company to identify and mitigate cybersecurity risks. Our CISO works closely with our legal team to ensure compliance with legal and regulatory requirements related to cybersecurity. Our CISO has over a decade of cybersecurity and risk management experience and holds CISA, CISM and CISSP certifications as well as a bachelor’s degree in Business Information Systems.
Cybersecurity Threats and Incidents
To date, cybersecurity incidents have not materially affected us, including our business strategy, results of operations or financial condition. During fiscal 2025, fiscal 2024 and fiscal 2023, the Company did not experience any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company or its business strategy, results of operations and/or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents or provide assurances that we have not experienced undetected cybersecurity incidents. For additional details regarding the risks the Company faces from cybersecurity threats, see “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Our operations, financial condition or reputation may be impaired if our information or operational technology systems fail to perform adequately or if we are the subject of a data breach or cyber attack” in this Form 10-K.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in Marysville, Ohio, where we own approximately 729 acres of land. In addition, we own and lease numerous industrial, commercial and office properties located in North America and Asia that support the management, manufacturing, distribution and research and development of our products and services. We believe our properties are suitable and adequate to serve the needs of our business and that our leased properties are subject to appropriate lease agreements.
The following is a summary of owned and leased primary operating properties by country as of September 30, 2025:

Location	Owned	Leased
United States	35[2]	48[3,4]
Canada	11[5]	11
Mexico	—	1
China	—	5
Total	46	65
We own or lease 45 manufacturing properties, 12 distribution properties and 4 research and development properties in the United States. We own or lease 16 manufacturing properties, 1 distribution property and 1 research and development property in Canada and 1 research and development property in China. Most of the manufacturing properties, which include growing media properties and peat harvesting properties, have production lines, warehouses, offices and field processing areas.

2 Includes one manufacturing location that is not operational.
3 Includes one manufacturing and one distribution location under development with operations scheduled to begin in fiscal 2026.
4 Includes five distribution centers that are not operational. Disposition and sublease efforts are underway or in place.
5 Includes one research and development property that is not operational. Disposition efforts are underway.

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
On June 6, 2024, a purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03132) on behalf of a proposed class of purchasers of Common Shares between November 3, 2021, and August 1, 2023. On July 26, 2024, another purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03766) on behalf of a proposed class of purchasers of Common Shares between June 2, 2021, and August 1, 2023. The lawsuits were consolidated by the court as In re The Scotts Miracle-Gro Company Securities Litigation (Case No. 2:24-cv-03132). The amended consolidated complaint was filed on May 9, 2025 on behalf of a proposed class of purchasers of Common Shares between May 5, 2021, and August 1, 2023, and asserts claims under Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act against the Company and certain of its current and former officers based on alleged misstatements about the Company’s inventories, sales and business prospects. The action seeks, among other things, unspecified monetary damages, reasonable costs and expenses and equitable/injunctive or other relief as deemed appropriate by the Court. The Company believes that the claims asserted are without merit and intends to vigorously defend the action.
Beginning in July 2024, purported shareholders filed a series of shareholder derivative lawsuits in state and federal courts in Ohio against certain of the Company’s current and former directors and officers. The lawsuits include allegations that generally mirror those asserted in the securities lawsuits described above and assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The federal lawsuits also assert claims under the Exchange Act. The actions seek a judgment in favor of the Company for unspecified damages, disgorgement, interest and costs and expenses, including attorneys’ and experts’ fees.
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
We are involved in other lawsuits and claims which arise in the normal course of our business relating to advertising claims, securities matters, employment disputes and the enforcement and defense of intellectual property rights. In our opinion, these claims individually and in the aggregate are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Scotts Miracle-Gro, their positions and, as of November 19, 2025, their ages and years with Scotts Miracle-Gro (and its predecessors) are set forth below.

Name	Age	Position(s) Held	Years with Company
James Hagedorn	70	Chairman & Chief Executive Officer	38
Nathan E. Baxter	53	President & Chief Operating Officer	2
Mark J. Scheiwer	50	Executive Vice President, Chief Financial Officer & Chief Accounting Officer	14
Christopher J. Hagedorn	41	Executive Vice President & Chief of Staff	14
Dimiter Todorov	53	Executive Vice President, Chief Legal Officer & Corporate Secretary	17
Executive officers serve at the discretion of the Board of Directors of Scotts Miracle-Gro and pursuant to executive severance agreements or other arrangements. The business experience of each of the individuals listed above during at least the past five years is as follows:
Mr. Hagedorn was named Chairman of the Board of Scotts Miracle-Gro’s predecessor in January 2003 and Chief Executive Officer of Scotts Miracle-Gro’s predecessor in May 2001. Prior to these appointments, Mr. Hagedorn held several senior leadership positions at the Company including President from October 2023 until November 2024. Mr. Hagedorn serves on Scotts Miracle-Gro’s Board of Directors, a position he has held with Scotts Miracle-Gro (or its predecessor) since 1995. Mr. Hagedorn is the brother of Katherine Hagedorn Littlefield, a director of Scotts Miracle-Gro, and is the father of Christopher J. Hagedorn, an executive officer of the Company. Mr. Hagedorn is a general partner of the Hagedorn Partnership, L.P., the largest shareholder of the Company.
Mr. Baxter was named President & Chief Operating Officer of Scotts Miracle-Gro in November 2024. Prior to this appointment, Mr. Baxter served as Executive Vice President & Chief Operating Officer from August 2023 until November 2024 and Executive Vice President, Technology & Operations from April 2023 until August 2023. Previously, Mr. Baxter served as President of Tokyo Electron U.S. Holdings, a semiconductor manufacturing equipment company. Mr. Baxter is a general partner of the Hagedorn Partnership, L.P., the largest shareholder of the Company.
Mr. Scheiwer was named Executive Vice President, Chief Financial Officer & Chief Accounting Officer of Scotts Miracle-Gro in May 2025. Prior to this appointment, Mr. Scheiwer served as Interim Chief Financial Officer & Chief Accounting Officer from January 2025 until May 2025. Previously, Mr. Scheiwer served as Vice President, Corporate Treasurer & Assistant Secretary from October 2023 until January 2025; Vice President and Corporate Treasurer from December 2022 until October 2023; Vice President, Finance Lead, Hawthorne from January 2021 until December 2022; and Vice President, Corporate Controller, from December 2018 until January 2021.
Mr. C. Hagedorn was named Executive Vice President & Chief of Staff of Scotts Miracle-Gro in November 2024. Prior to this appointment, Mr. C. Hagedorn served as Division President from January 2021 until November 2024. Previously, Mr. C. Hagedorn served as Senior Vice President & General Manager, Hawthorne from January 2017 until January 2021. Mr. C. Hagedorn is the son of Mr. Hagedorn, the Chairman & Chief Executive Officer of Scotts Miracle-Gro.
Mr. Todorov was named Executive Vice President, Chief Legal Officer & Corporate Secretary of Scotts Miracle-Gro in November 2024. Prior to this appointment, Mr. Todorov served as Executive Vice President, General Counsel, Corporate Secretary & Chief Ethics and Compliance Officer from October 2024 until November 2024. Previously, Mr. Todorov served as Executive Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer from December 2022 until October 2024 and Vice President, Legal from June 2015 until December 2022.

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
The Seventh A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Seventh A&R Credit Agreement), including dividend payments on, and repurchases of, Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, the Company is limited to restricted payments in an aggregate amount for each fiscal year not to exceed $225.0 million.
On September 4, 2024, September 13, 2023 and December 14, 2022, Scotts Miracle-Gro issued 286,204, 373,831 and 388,878 Common Shares, respectively, with each issuance having a contractual value of $20.0 million, to a vendor who is an accredited investor as consideration for advertising services. These issuances of Common Shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2). Scotts Miracle-Gro issued the Common Shares in privately negotiated transactions, and such restricted shares were acquired for the recipient’s account for investment purposes.
As of November 21, 2025, there were approximately 141,000 shareholders, including holders of record and our estimate of beneficial holders.
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended September 30, 2025:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share(2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Common Shares That May Yet Be Purchased Under the Plans or Programs(3)
June 29, 2025 through July 26, 2025	—	$—	—	N/A
July 27, 2025 through August 23, 2025	1,319	$69.42	—	N/A
August 24, 2025 through September 30, 2025	3,076	$59.35	—	N/A
Total	4,395	$62.37	—
(1)All of the Common Shares purchased during the fourth quarter of fiscal 2025 were purchased in open market transactions. The Common Shares purchased during the quarter consisted of 4,395 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

The Scotts Miracle-Gro Company
Russell 2000
S&P Household Products
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2020
2021
2022
2023
2024
2025

*$100 invested on 9/30/20 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

ITEM 6.    RESERVED

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide an understanding of our financial condition and results of operations by focusing on changes in certain key measures from year-to-year. This MD&A includes the following sections:
•Executive summary
•Results of operations
•Segment results
•Liquidity and capital resources
•Regulatory matters
•Critical accounting estimates
Executive Summary
U.S. Consumer consists of our consumer lawn and garden business in the United States. Hawthorne consists of our indoor and hydroponic gardening business. Other primarily consists of our consumer lawn and garden business in Canada. Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the operating segments. See “SEGMENT RESULTS” below for additional information regarding our evaluation of segment performance.
Through our U.S. Consumer and Other segments, we are the leading marketer of branded consumer lawn and garden products in North America. Our products are marketed under some of the most recognized brand names in the industry. Our key consumer lawn and garden brands include Scotts® Turf Builder® lawn fertilizer and Scotts® grass seed products; Miracle-Gro® soil, plant food and gardening products; Ortho® herbicide and pesticide products; and Tomcat® rodent control and animal repellent products. We are the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products within the United States and certain other specified countries. In addition, we have an equity interest in Bonnie Plants, LLC, a joint venture with AFC, focused on planting, growing, developing, distributing, marketing and selling live plants.
Through our Hawthorne segment, we are a leading provider of nutrients, lighting and other materials used for indoor and hydroponic gardening in North America. Our signature brands include General Hydroponics®, Gavita®, Botanicare®, Gro Pro®, Mother Earth®, Grower’s Edge®, HydroLogic Purification System® and CYCO®.
As a leading consumer branded lawn and garden company, our product development and marketing efforts are largely focused on providing innovative and differentiated products and continually increasing brand and product awareness to inspire consumers to create retail demand. We have implemented this model for a number of years by focusing on research and development, advertising and consumer activation programs with our customers to support and promote our consumer lawn and garden products and brands. We continually explore new and innovative ways to communicate with consumers. We believe that we receive a significant benefit from these expenditures and we anticipate continued growth in these investments in the future, with the continuing objective of driving category growth and profitably maintaining and/or increasing market share.
Our consumer lawn and garden business in any year is susceptible to weather conditions in the markets in which our products are sold. These climate conditions may adversely impact the sale of certain products or increase demand for other products thereby making the overall impact of abnormal or extreme weather conditions on us difficult to predict. We believe that our diversified product line and our geographic diversification reduce this risk, although to a lesser extent in a year in which unfavorable weather is geographically widespread and extends across a significant portion of the lawn and garden season. We also believe that weather conditions in any one year, positive or negative, do not materially impact longer-term category growth trends.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)

	Percent of Net Sales by Quarter
	2025	2024	2023
First Quarter	12.2%	11.6%	14.8%
Second Quarter	41.6%	42.9%	43.2%
Third Quarter	34.8%	33.8%	31.5%
Fourth Quarter	11.4%	11.7%	10.5%
Management focuses on a variety of key indicators and operating metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include consumer purchases (point-of-sale data), market share, category growth, e-commerce penetration, household penetration, net sales (including unit volume, mix, pricing and other drivers), gross margins, advertising to net sales ratios, income (loss) from operations, net income (loss), earnings per share, earnings before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratio, fixed charge coverage ratio and interest coverage ratio. We also focus on measures to optimize cash flow and return on invested capital, including the management of working capital and capital expenditures.
Trends Affecting our Business
During fiscal 2025, our Hawthorne segment continued to experience decreased sales volume. This was partially attributable to an oversupply of cannabis, which has led to a prolonged period of lower cannabis wholesale prices, reduced indoor and outdoor cannabis cultivation and consolidation of retail establishments. The oversupply has been driven by increased licensing activity across the U.S. as well as inconsistent approaches to state regulation and enforcement. We expect that the oversupply of cannabis will continue to adversely impact our Hawthorne segment. If the oversupply of cannabis persists longer, or is more significant than we expect, our results of operations could be materially and adversely impacted for a longer period and to a greater extent than we currently anticipate.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Results of Operations
The following table sets forth the components of earnings as a percentage of net sales:

	Year Ended September 30,
	2025	% of Net Sales	2024	% of Net Sales	2023	% of Net Sales
Net sales	$3,413.1	100.0%	$3,552.7	100.0%	$3,551.3	100.0%
Cost of sales	2,348.6	68.8	2,618.7	73.7	2,708.3	76.3
Cost of sales—impairment, restructuring and other	20.3	0.6	83.5	2.4	185.7	5.2
Gross margin	1,044.2	30.6	850.5	23.9	657.3	18.5
Operating expenses:
Selling, general and administrative	603.4	17.7	559.0	15.7	551.3	15.5
Impairment, restructuring and other	63.4	1.9	62.8	1.8	280.5	7.9
Other (income) expense, net	18.8	0.6	19.9	0.6	(0.1)	—
Income (loss) from operations	358.6	10.5	208.8	5.9	(174.4)	(4.9)
Equity in loss of unconsolidated affiliates	2.8	0.1	68.1	1.9	101.1	2.8
Interest expense	128.8	3.8	158.8	4.5	178.1	5.0
Other non-operating (income) expense, net	5.3	0.2	5.5	0.2	(0.3)	—
Income (loss) before income taxes	221.7	6.5	(23.6)	(0.7)	(453.3)	(12.8)
Income tax expense (benefit)	76.5	2.2	11.3	0.3	(73.2)	(2.1)
Net income (loss)	$145.2	4.3%	$(34.9)	(1.0)%	$(380.1)	(10.7)%
The sum of the components may not equal due to rounding.
Net Sales
Net sales for fiscal 2025 were $3,413.1, a decrease of 3.9% from net sales of $3,552.7 for fiscal 2024. Net sales for fiscal 2024 were flat to net sales of $3,551.3 for fiscal 2023. Factors contributing to the change in net sales are outlined in the following table:

	Year Ended September 30,
	2025	2024
Volume and mix	(3.3)%	1.1%
Pricing	(0.6)	(1.1)
Change in net sales	(3.9)%	—%
The decrease in net sales for fiscal 2025 as compared to fiscal 2024 was primarily driven by:
•decreased net sales of 2.1% included within “volume and mix” related to nonrecurring fiscal 2024 sales of bulk raw materials and AeroGarden® products in our U.S. Consumer segment and the discontinuation of sales of other companies’ products in our Hawthorne segment;
•decreased sales volume of 1.0% comprised of the net impact of lower volume in our Hawthorne segment driven by all product categories, partially offset by higher volume in our U.S. Consumer segment driven by soils, mulch, grass seed and spreader products; and
•decreased pricing, primarily driven by additional investments in consumer activation activities in our U.S. Consumer segment.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Cost of Sales
The following table shows the major components of cost of sales:

	Year Ended September 30,
	2025	2024	2023
Materials	$1,179.7	$1,401.7	$1,524.1
Manufacturing labor and overhead	591.1	610.8	545.4
Distribution and warehousing	490.8	515.0	556.3
Costs associated with Roundup® marketing agreement	87.0	91.2	82.5
Cost of sales	2,348.6	2,618.7	2,708.3
Cost of sales—impairment, restructuring and other	20.3	83.5	185.7
	$2,368.9	$2,702.2	$2,894.0
Factors contributing to the change in cost of sales are outlined in the following table:

	Year Ended September 30,
	2025	2024
Volume, mix and other	$(197.6)	$(71.4)
Material cost changes	(64.2)	(26.6)
Costs associated with Roundup® marketing agreement	(4.2)	8.7
Foreign exchange rates	(4.1)	(0.3)
	(270.1)	(89.6)
Impairment, restructuring and other	(63.2)	(102.2)
Change in cost of sales	$(333.3)	$(191.8)
The decrease in cost of sales for fiscal 2025 as compared to fiscal 2024 was primarily driven by:
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
•lower inventory write-down charges included within “volume, mix and other” associated with our U.S. Consumer segment; and
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Gross Margin
As a percentage of net sales, our gross margin rate was 30.6%, 23.9% and 18.5% for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Factors contributing to the change in gross margin rate are outlined in the following table:

	Year Ended September 30,
	2025	2024
Volume, mix and other	3.5%	2.4%
Material costs	1.9	0.7
Roundup® commissions and reimbursements	0.1	0.3
Pricing	(0.6)	(0.8)
	4.9	2.6
Impairment, restructuring and other	1.8	2.8
Change in gross margin rate	6.7%	5.4%
The increase in gross margin rate for fiscal 2025 as compared to fiscal 2024 was primarily driven by:
•lower material costs in our U.S. Consumer segment;
•favorable mix associated with our U.S. Consumer and Hawthorne segments;
•lower warehousing and transportation costs included within “volume, mix and other” in our U.S. Consumer and Hawthorne segments;
•lower manufacturing costs included within “volume, mix and other” in our U.S. Consumer, Hawthorne and Other segments;
•lower inventory write-down charges included within “volume, mix and other” associated with our U.S. Consumer segment; and
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Year Ended September 30,
	2025	2024	2023
Advertising	$152.3	$141.0	$123.7
Advertising as a percentage of net sales	4.5%	4.0%	3.5%
Share-based compensation	46.7	57.2	49.7
Research and development	34.8	34.6	35.7
Amortization of intangibles	11.7	13.9	22.6
Other selling, general and administrative	357.9	312.3	319.6
	$603.4	$559.0	$551.3
SG&A increased $44.4, or 7.9%, during fiscal 2025 compared to fiscal 2024. Advertising expense increased $11.3, or 8.0%, in fiscal 2025 due to higher media spending in our U.S. Consumer segment. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares, decreased $10.5, or 18.4%, primarily due to lower long-term incentive compensation expense. Other SG&A increased by $45.6, or 14.6%, driven by higher short-term variable cash incentive compensation expense and higher marketing spend.
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
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Year Ended September 30,
	2025	2024	2023
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$11.9	$72.9	$148.5
Right-of-use asset impairments	4.5	5.3	25.8
Property, plant and equipment impairments	3.9	5.3	11.4
Operating expenses—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	35.2	(4.3)	51.2
Loss on sale of business	17.7	—	—
Loss on exchange of convertible debt investment	7.0	—	—
Goodwill and intangible asset impairments	3.6	2.5	127.9
Convertible debt other-than-temporary impairments	—	64.6	101.3
Total impairment, restructuring and other charges	$83.8	$146.3	$466.1
On September 30, 2025, we completed the divestiture of our Hawthorne professional horticulture business based in the Netherlands for $8.5, which was financed by us in the form of a loan bearing interest at 6.0% with a maturity date of December 31, 2029. The seller financing loan is recorded in the “Other assets” line in the Consolidated Balance Sheets and was classified as an investing activity in the Consolidated Statements of Cash Flows. We incurred a non tax-deductible loss on the sale of $17.7 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2025. The loss included a write-off of accumulated foreign currency translation adjustments of $9.5.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
During fiscal 2025, we incurred employee and executive severance charges of $25.3. We incurred charges of $6.1 in our U.S. Consumer segment and $1.2 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2025. We incurred charges of $2.3 in our U.S. Consumer segment, $3.0 in our Hawthorne segment, $1.1 in our Other segment and $11.6 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2025.
During fiscal 2025, we incurred a charge of $7.5 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with a settlement agreement to resolve litigation with the former shareholders of a business that was acquired in fiscal 2021.
During fiscal 2025, we incurred a non-cash loss of $7.0 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations related to the exchange of our convertible debt investment in RIV Capital Inc. (“RIV Capital”) for non-voting exchangeable shares of FLUENT Corp. (formerly Cansortium Inc.) (“FLUENT”). Refer to “NOTE 7. INVESTMENT IN UNCONSOLIDATED AFFILIATES” of the Notes to the Consolidated Financial Statements included in this Form 10-K for further details.
During fiscal 2025, we incurred impairment charges of $3.6 associated with Hawthorne finite-lived intangible assets in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we reduced the size of our supply chain network, reduced staffing levels and implemented other cost-reduction initiatives. We also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce on hand inventory to align with the reduced network capacity. During fiscal 2025, we incurred costs of $13.0 associated with this restructuring initiative primarily related to facility closure costs and impairment of right-of-use assets and property, plant and equipment. We incurred costs of $4.0 in our U.S. Consumer segment and $9.0 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2025. During fiscal 2024, we incurred costs of $89.4 associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets, intangible assets, property, plant and equipment and software. We incurred costs of $11.3 in our U.S. Consumer segment and $71.8 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2024. We incurred costs of $1.5 in our U.S. Consumer segment, $1.0 in our Hawthorne segment, $1.1 in our Other segment and $2.4 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2024. During fiscal 2023, we incurred costs of $229.0 associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. We incurred costs of $16.3 in our U.S. Consumer segment and $168.5 in our Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2023. We incurred costs of $7.7 in our U.S. Consumer segment, $20.7 in our Hawthorne segment, $0.8 in our Other segment and $14.9 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2023. Costs incurred since the inception of this restructuring initiative through September 30, 2025 were $62.4 for our U.S. Consumer segment, $306.2 for our Hawthorne segment, $2.9 for our Other segment and $25.1 at Corporate.
During fiscal 2024 and fiscal 2023, we recorded non-cash, pre-tax other-than-temporary impairment charges related to our convertible debt investments of $64.6 and $101.3, respectively, in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Refer to “NOTE 15. FAIR VALUE MEASUREMENTS” of the Notes to the Consolidated Financial Statements included in this Form 10-K for further details.
During fiscal 2024, we recorded a gain of $12.1 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with a payment received in resolution of a dispute with the former ownership group of a business that was acquired in fiscal 2022. This payment was classified as an operating activity in the Consolidated Statements of Cash Flows.
During fiscal 2023, we recorded non-cash, pre-tax goodwill and intangible asset impairment charges of $127.9 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations, comprised of $117.7 of finite-lived intangible asset impairment charges associated with our Hawthorne segment and $10.3 of goodwill impairment charges associated with our Other segment. Refer to “NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET” of the Notes to the Consolidated Financial Statements included in this Form 10-K for further details.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Other (Income) Expense, net
Other (income) expense is comprised of activities such as the discount on sales of accounts receivable under the Master Receivables Purchase Agreement, royalty income from the licensing of certain of our brand names and foreign exchange transaction gains and losses. Other (income) expense was $18.8, $19.9 and $(0.1) in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. The increase in other expense for fiscal 2025 and fiscal 2024 compared to fiscal 2023 was primarily due to the discount on sales of accounts receivable under the Master Receivables Purchase Agreement.
Income (Loss) from Operations
Income (loss) from operations was $358.6 in fiscal 2025 compared to $208.8 in fiscal 2024. The increase was primarily driven by a higher gross margin rate, partially offset by lower net sales and higher SG&A.
Income (loss) from operations was $208.8 in fiscal 2024 compared to $(174.4) in fiscal 2023. The increase was primarily driven by lower impairment, restructuring and other charges and a higher gross margin rate, partially offset by higher other expense and higher SG&A.
Equity in Loss of Unconsolidated Affiliates
Equity in loss of unconsolidated affiliates was $2.8, $68.1 and $101.1 in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Equity in (income) loss of unconsolidated affiliates associated with Bonnie Plants, LLC was $(5.4), $68.1 and $101.1 in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. We recorded pre-tax impairment charges associated with our investment in Bonnie Plants, LLC of $61.9 and $94.7 during fiscal 2024 and fiscal 2023, respectively. Equity in loss of unconsolidated affiliates associated with FLUENT was $8.2 in fiscal 2025. Refer to “NOTE 7. INVESTMENT IN UNCONSOLIDATED AFFILIATES” of the Notes to the Consolidated Financial Statements included in this Form 10-K for further details.
Interest Expense
Interest expense was $128.8 in fiscal 2025, a decrease of 18.9% compared to $158.8 in fiscal 2024. The decrease was driven by lower average borrowings of $301.4 and a decrease in our weighted average interest rate, net of the impact of interest rate swaps, of 50 basis points. The decrease in average borrowings was driven by our focus on using available cash flow to reduce our debt. The decrease in our weighted average interest rate was primarily driven by lower borrowing rates under the Sixth A&R Credit Agreement.
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
Income Tax Expense (Benefit)
A reconciliation of the federal corporate income tax rate and the effective tax rate on income (loss) before income taxes is summarized below:

	Year Ended September 30,
	2025	2024	2023
Statutory income tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	0.3	(2.0)	0.2
State taxes, net of federal benefit	5.5	8.0	3.2
Effect of other permanent differences	2.2	(32.8)	(0.8)
Research and Experimentation and other federal tax credits	(0.3)	2.9	0.2
Effect of tax contingencies	(0.5)	3.7	0.1
Change in valuation allowances	5.4	(57.4)	(8.7)
Other	0.9	8.7	1.0
Effective income tax rate	34.5%	(47.9)%	16.2%

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
During fiscal 2025, we incurred a non tax-deductible loss on the sale of our Hawthorne professional horticulture business of $17.7 and this impact is included in the “Effect of other permanent differences” line in the table above. We also recorded a full valuation allowance during fiscal 2025 against deferred tax assets related to $8.2 of equity in loss of unconsolidated affiliates associated with FLUENT and $7.0 of non-cash loss related to the exchange of our convertible debt investment in RIV Capital, and this impact is included in the “Change in valuation allowances” line in the table above.
For fiscal 2024, the impact on the effective tax rate of the items noted in the table above increased due to the decrease in loss before income taxes for fiscal 2024 as compared to fiscal 2023. Deferred tax assets related to unrealized losses on convertible debt investments were $43.6 and $33.4 at September 30, 2024 and 2023, respectively. A full valuation allowance was recorded against these losses at September 30, 2024 and 2023 as we do not expect to utilize them prior to their expiration, and this impact is included in the “Change in valuation allowances” line in the table above.
Net Income (Loss)
Net income (loss) was $145.2, or $2.47 per diluted share, in fiscal 2025 compared to $(34.9), or $(0.61) per diluted share, in fiscal 2024. The increase was driven by a higher gross margin rate, lower equity in loss of unconsolidated affiliates and lower interest expense, partially offset by lower net sales, higher income tax expense and higher SG&A.
Diluted average common shares used in the diluted net income per common share calculation for fiscal 2025 were 58.7 million, which included dilutive potential common shares of 1.1 million. Diluted average common shares used in the diluted net loss per common share calculation for fiscal 2024 were 56.8 million, which excluded potential common shares of 0.9 million because the effect of their inclusion would be anti-dilutive as we incurred a net loss for fiscal 2024. The increase in diluted average common shares was also driven by the exercise and issuance of share-based compensation awards.
Net income (loss) was $(34.9), or $(0.61) per diluted share, in fiscal 2024 compared to $(380.1), or $(6.79) per diluted share, in fiscal 2023. The decrease was driven by lower impairment, restructuring and other charges, a higher gross margin rate, lower equity in loss of unconsolidated affiliates and lower interest expense, partially offset by higher other expense, higher income tax expense and higher SG&A.
Diluted average common shares used in the diluted net loss per common share calculation for fiscal 2024 and fiscal 2023 were 56.8 million and 56.0 million, respectively, which excluded potential common shares of 0.9 million and 0.4 million, respectively, because the effect of their inclusion would be anti-dilutive as we incurred a net loss for fiscal 2024 and 2023. The increase in diluted average common shares was primarily the result of the exercise and issuance of share-based compensation awards.
Segment Results
We have three operating segments and two reportable segments: U.S. Consumer and Hawthorne. U.S. Consumer consists of our consumer lawn and garden business in the United States. Hawthorne consists of our indoor and hydroponic gardening business. We have chosen to provide separate reportable segment disclosures for Hawthorne notwithstanding the fact that it does not meet any of the quantitative thresholds requiring such disclosure. The Other operating segment primarily consists of our consumer lawn and garden business in Canada and does not meet any of the quantitative thresholds requiring separate reportable segment disclosures.
Segment performance is evaluated based on several factors, including income (loss) before income taxes, amortization, impairment, restructuring and other charges (“Segment Profit (Loss)”), which is a non-GAAP financial measure. We believe this measure is indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	Year Ended September 30,
	2025	2024	2023
U.S. Consumer	$2,993.7	$3,013.7	$2,843.7
Hawthorne	165.8	294.7	467.3
Reportable segment total	3,159.5	3,308.4	3,311.0
Other	253.6	244.3	240.3
Consolidated	$3,413.1	$3,552.7	$3,551.3

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income (loss) before income taxes, the most directly comparable measure prepared in accordance with U.S. generally accepted accounting principles (“GAAP”):

	Year Ended September 30,
	2025	2024	2023
U.S. Consumer	$572.6	$498.0	$454.1
Hawthorne	2.8	(14.2)	(48.1)
Reportable segment total	575.4	483.8	406.0
Other	12.7	4.7	12.4
Corporate	(133.4)	(117.7)	(101.6)
Intangible asset amortization	(12.3)	(15.7)	(25.2)
Impairment, restructuring and other	(83.8)	(146.3)	(466.0)
Equity in loss of unconsolidated affiliates	(2.8)	(68.1)	(101.1)
Interest expense	(128.8)	(158.8)	(178.1)
Other non-operating income (expense), net	(5.3)	(5.5)	0.3
Income (loss) before income taxes (GAAP)	$221.7	$(23.6)	$(453.3)
U.S. Consumer
U.S. Consumer segment net sales were $2,993.7 in fiscal 2025, a decrease of 0.7% from fiscal 2024 net sales of $3,013.7. The decrease was driven by nonrecurring fiscal 2024 sales of bulk raw materials and AeroGarden® products of 1.4% and decreased pricing of 0.6%, partially offset by higher sales volume of 1.4%. The increase in sales volume for fiscal 2025 was driven by soils, mulch, grass seed and spreader products. Decreased pricing in fiscal 2025 was due to additional investments in consumer activation activities.
U.S. Consumer Segment Profit was $572.6 in fiscal 2025, an increase of 15.0% from fiscal 2024 Segment Profit of $498.0. The increase for fiscal 2025 was primarily due to a higher gross margin rate, partially offset by higher SG&A and lower net sales.
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
Hawthorne
Hawthorne segment net sales were $165.8 in fiscal 2025, a decrease of 43.7% from fiscal 2024 net sales of $294.7. The decrease was driven by lower sales volume of 32.8%, the discontinuation of sales of other companies’ products of 9.9% and decreased pricing of 1.4%.
Hawthorne Segment Profit was $2.8 in fiscal 2025 compared to fiscal 2024 Segment Loss of $(14.2). The improvement was driven by a higher gross margin rate and lower SG&A, partially offset by lower net sales.
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
Other
Other segment net sales were $253.6 in fiscal 2025, an increase of 3.8% from fiscal 2024 net sales of $244.3. The increase was driven by higher sales volume of 6.5% and increased pricing of 0.3%, partially offset by unfavorable foreign exchange rates of 2.5%.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Other segment profit was $12.7 in fiscal 2025, an increase of 170.2% from fiscal 2024 segment profit of $4.7. The increase was driven by higher net sales and a higher gross margin rate, partially offset by higher SG&A.
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
Corporate
Corporate expenses were $133.4 in fiscal 2025, an increase of 13.3% from fiscal 2024 expenses of $117.7. The increase was primarily driven by higher short-term variable incentive compensation expense, partially offset by lower share-based compensation expense.
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
Liquidity and Capital Resources
The following table summarizes cash activities for the years ended September 30:

	2025	2024	2023
Net cash provided by operating activities	$371.3	$667.5	$531.0
Net cash used in investing activities	(112.1)	(100.4)	(65.7)
Net cash used in financing activities	(294.0)	(527.9)	(520.1)
Operating Activities
Cash provided by operating activities totaled $371.3 for fiscal 2025 compared to $667.5 for fiscal 2024. The decrease was driven by higher inventory production, the timing of accounts receivable sales, higher short-term variable cash incentive compensation payments and higher SG&A, partially offset by higher gross margin and lower interest payments. Accounts receivable sale timing was driven by our entry into the Master Receivable Purchasing Agreement during fiscal 2024.
Cash provided by operating activities totaled $667.5 for fiscal 2024 compared to $531.0 for fiscal 2023. This increase was driven by lower accounts receivable, higher gross margin, accounts payable timing, lower payments associated with restructuring activities and lower interest payments, partially offset by higher inventory production, higher payments to customers related to promotional programs and lower income tax refunds received. Lower accounts receivable is driven by the favorable impact of accounts receivable sold under the Master Receivables Purchase Agreement. Accounts payable timing is driven by the impact of extended payment terms with vendors for payments originally due in the final weeks of fiscal 2022 that were paid in the first quarter of fiscal 2023.
The seasonal nature of our North America consumer lawn and garden business generally requires cash to fund significant increases in inventories during the first half of the fiscal year. Receivables and payables also build substantially in our second quarter of the fiscal year in line with the timing of sales to support our retailers’ spring selling season.
Investing Activities
Cash used in investing activities totaled $112.1 for fiscal 2025 compared to $100.4 for fiscal 2024. Cash used for investments in property, plant and equipment during fiscal 2025 and fiscal 2024 was $97.4 and $84.0, respectively, driven by higher spending on capital projects in fiscal 2025. On September 30, 2025, we completed the divestiture of our Hawthorne professional horticulture business based in the Netherlands for $8.5, which was financed by us in the form of an interest bearing loan that was classified as an investing activity in the Consolidated Statements of Cash Flows. We also had other investing cash outflows of $3.7 during fiscal 2025.
Cash used in investing activities totaled $100.4 for fiscal 2024, an increase of $34.7 compared to $65.7 for fiscal 2023. Cash used for investments in property, plant and equipment during fiscal 2024 and fiscal 2023 was $84.0 and $92.8, respectively. We also acquired an additional equity interest in Bonnie Plants, LLC for $21.4 and had other investing cash inflows of $5.0 during fiscal 2024.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
For the three fiscal years ended September 30, 2025, we allocated our capital spending as follows: 68% for maintenance of existing productive assets; 22% for cost savings projects, focused primarily on supply chain and information technology; and 10% for innovation and expansion. We expect fiscal 2026 capital expenditures to be approximately $100.0 and we expect to allocate approximately 46% to maintenance of existing productive assets, 28% to cost savings projects and 26% to innovation and expansion projects.
Financing Activities
Cash used in financing activities totaled $294.0 for fiscal 2025 compared to $527.9 for fiscal 2024. During fiscal 2025, we had net debt repayments of $122.1, paid dividends of $154.3 and repurchased Common Shares for $18.4 (which includes cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation). In addition, we received cash from the exercise of stock options of $11.9 (which also includes amounts received from employee purchases under the employee stock purchase plan) during fiscal 2025. We also had other financing cash outflows of $11.1 during fiscal 2025 primarily related to prior year collections of previously sold accounts receivable that were submitted to the buyer in the current year.
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
Accounts Receivable Sales
On October 27, 2023, we entered into the Master Receivables Purchase Agreement under which we could sell up to $600.0 of available and eligible outstanding customer accounts receivable generated by sales to four specified customers. On September 1, 2024, we amended the Master Receivables Purchase Agreement to permit us to sell up to $750.0 of available and eligible outstanding customer accounts receivable generated by sales to five specified customers. On August 28, 2025, the Master Receivables Purchase Agreement, which is uncommitted, was extended and now expires on September 1, 2026. Transactions under the Master Receivables Purchase Agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the buyer are classified as financing cash flows in the Consolidated Statements of Cash Flows. We record the discount on sales in the “Other (income) expense, net” line in the Consolidated Statements of Operations. At September 30, 2025 and 2024, net receivables derecognized were $163.3 and $186.6, respectively. During fiscal 2025 and fiscal 2024, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $1,906.1 and $1,938.6, respectively, and the total discount recorded on sales was $20.7 and $24.6, respectively.
Supplier Finance Program
We have an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance our payment obligations with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance our payment obligations prior to their scheduled due dates at a discounted price to the participating financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that we negotiate with our suppliers are consistent, regardless of whether a supplier participates in the program. Our current payment terms with a majority of our suppliers generally range from 30 to 60 days, which we deem to be commercially reasonable. Our outstanding payment obligations under our supplier finance program are recorded within accounts payable in the Consolidated Balance Sheets and the associated payments are classified as operating activities in the Consolidated Statements of Cash Flows.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances of $36.6 and $71.6 at September 30, 2025 and 2024, respectively, included $4.2 and $15.9, respectively, held by controlled foreign corporations. As of September 30, 2025, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Borrowing Agreements
Credit Facilities
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On April 8, 2022, we entered into the Sixth A&R Credit Agreement, which provided the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0.
At September 30, 2025, we had letters of credit outstanding in the aggregate principal amount of $83.1, and had $1,166.9 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 7.9%, 9.1% and 7.6% for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
During fiscal 2025 and fiscal 2024, we used available cash on hand to make prepayments on the term loan of the Sixth A&R Credit Agreement in the amount of $75.0 and $250.0, respectively, which was applied to the outstanding principal amount.
The Sixth A&R Credit Agreement, as amended on June 8, 2022 and July 31, 2023, contained, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters. The maximum permitted leverage ratio was 4.75 for the fourth quarter of fiscal 2025. Our leverage ratio was 4.10 at September 30, 2025. The Sixth A&R Credit Agreement also contained an affirmative covenant regarding our fixed charge coverage ratio determined as of the end of each of our fiscal quarters. The minimum required fixed charge coverage ratio was 1.00. Our fixed charge coverage ratio was 1.42 for the twelve months ended September 30, 2025.
On November 21, 2025, we entered into the Seventh A&R Credit Agreement, providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,000.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $500.0. The Seventh A&R Credit Agreement also provides us with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 plus an unlimited additional amount, subject to certain specified financial and other conditions. The Seventh A&R Credit Agreement replaces the Sixth A&R Credit Agreement and will terminate on November 21, 2030. The Seventh A&R Credit Agreement will be available for issuance of letters of credit up to $100.0. The terms of the Seventh A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants and events of default.
Borrowings under the Seventh A&R Credit Agreement bear interest at variable rates derived from the prevailing U.S. Prime Rate, Federal Reserve Bank of New York Rate, Secured Overnight Financing Rate, Euro Interbank Offered Rate, Canadian Prime Rate or Canadian Overnight Repo Rate Average (all as defined in the Seventh A&R Credit Agreement), based on our election, plus a spread that depends on our quarterly-tested leverage ratio.
The Seventh A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters, calculated as average total indebtedness, divided by our EBITDA, as adjusted pursuant to the terms of the Seventh A&R Credit Agreement (“Adjusted EBITDA”). The maximum permitted leverage ratio is 5.00 for the first quarter of fiscal 2026 and thereafter. The Seventh A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA divided by interest expense, as described in the Seventh A&R Credit Agreement. The minimum required interest coverage ratio is (i) 3.00 for each of the fiscal quarters within fiscal 2026, (ii) 3.25 for each of the fiscal quarters within fiscal 2027 and (iii) 3.50 for fiscal quarters thereafter.
The Seventh A&R Credit Agreement allows us to make unlimited restricted payments (as defined in the Seventh A&R Credit Agreement), including dividend payments on, and repurchases of, Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, we are limited to restricted payments in an aggregate amount for each fiscal year not to exceed $225.0.
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
The Senior Notes contain an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings. The minimum required interest coverage ratio is 2.00. Our interest coverage ratio was 4.78 for the twelve months ended September 30, 2025.
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
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of September 30, 2025 and 2024 had a maximum total U.S. dollar equivalent notional amount of $450.0. During fiscal 2024, we terminated an interest rate swap agreement in exchange for a cash payment of $11.0. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at September 30, 2025 are shown in the table below:

Notional Amount ($)		Effective Date (a)	Expiration Date	Fixed Rate
150		6/7/2023	4/7/2027	3.37%
50		6/7/2023	4/7/2027	3.34%
100	(b)	11/20/2023	3/22/2027	4.74%
150	(b)	9/20/2024	9/20/2029	4.25%
100		4/8/2027	4/8/2030	3.40%
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
The guarantees are “full and unconditional,” as those terms are used in Regulation S-X, Rule 3-10(b)(3), except that a Guarantor’s guarantee will be released in certain circumstances set forth in the indentures governing the Senior Notes, such as: (i) upon any sale or other disposition of all or substantially all of the assets of the Guarantor (including by way of merger or consolidation) to any person other than Scotts Miracle-Gro or any “restricted subsidiary” under the applicable indenture; (ii) if the Guarantor merges with and into Scotts Miracle-Gro, with Scotts Miracle-Gro surviving such merger; (iii) if the Guarantor is designated an “unrestricted subsidiary” in accordance with the applicable indenture or otherwise ceases to be a “restricted subsidiary” (including by way of liquidation or dissolution) in a transaction permitted by such indenture; (iv) upon legal or covenant defeasance; (v) at the election of Scotts Miracle-Gro following the Guarantor’s release as a guarantor under the Seventh A&R Credit Agreement, except a release by or as a result of the repayment of the Seventh A&R Credit Agreement; or (vi) if the Guarantor ceases to be a “restricted subsidiary” and the Guarantor is not otherwise required to provide a guarantee of the Senior Notes pursuant to the applicable indenture.
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

September 30, 2025
Current assets	$831.9
Non-current assets (a)	1,657.4
Current liabilities	640.9
Non-current liabilities	2,297.4
(a)Includes amounts due from Non-Guarantor subsidiaries of $11.4.

Year Ended
September 30, 2025
Net sales	$3,132.7
Gross margin	999.4
Net income (a)	173.5
(a)Includes intercompany income from Non-Guarantor subsidiaries of $5.7.
Judicial and Administrative Proceedings
We are party to various pending judicial and administrative proceedings and claims arising in the ordinary course of business relating to, among others, product and general liabilities, workers’ compensation, property losses and other liabilities for which we are self-insured or retain a high exposure limit. We have reviewed these pending judicial and administrative proceedings, including the probable outcomes, reasonably anticipated costs and expenses, and the availability and limits of our insurance coverage, and have established what we believe to be appropriate accruals. We believe that our assessment of contingencies is reasonable and related accruals are adequate, both individually and in the aggregate; however, there can be no assurance that final resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of September 30, 2025:

		Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt obligations	$2,105.2	$55.2	$700.0	$450.0	$900.0
Interest expense on debt obligations	376.2	97.4	141.0	104.3	33.5
Finance lease obligations	17.4	2.6	4.4	3.4	7.0
Operating lease obligations	326.4	87.5	121.4	66.2	51.3
Purchase obligations	747.8	236.6	319.8	116.4	75.0
Other, primarily retirement plan obligations	36.9	4.9	5.2	5.8	21.0
Total contractual cash obligations	$3,609.9	$484.2	$1,291.8	$746.1	$1,087.8
We had long-term debt obligations and interest payments due primarily under the 5.250% Senior Notes, 4.500% Senior Notes, 4.000% Senior Notes, 4.375% Senior Notes and our credit facilities. Amounts in the table represent scheduled future maturities of debt principal for the periods indicated.
The interest payments for our credit facilities are based on outstanding borrowings as of September 30, 2025. Actual interest expense will likely be higher due to the seasonality of our business and associated higher average borrowings.
Purchase obligations primarily represent commitments for materials used in our manufacturing processes, including urea and packaging, as well as commitments for warehouse services, grass seed, marketing services and information technology services which comprise the unconditional purchase obligations disclosed in “NOTE 17. COMMITMENTS” of the Notes to Consolidated Financial Statements included in this Form 10-K.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Other obligations include actuarially determined retiree benefit payments and pension funding to comply with local funding requirements. Pension funding requirements are based on preliminary estimates using actuarial assumptions determined as of September 30, 2025. These amounts represent expected payments through 2035. Based on the accounting rules for defined benefit pension plans and retirement health care plans, the liabilities reflected in our Consolidated Balance Sheets differ from these expected future payments (see “NOTE 8. RETIREMENT PLANS” and “NOTE 9. ASSOCIATE MEDICAL BENEFITS” of the Notes to Consolidated Financial Statements included in this Form 10-K). The above table excludes liabilities for unrecognized tax benefits and insurance accruals as we are unable to estimate the timing of payments for these items.

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
We believe that our estimates, assumptions and judgments are reasonable in that they were based on information available when the estimates, assumptions and judgments were made. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from those implied by our assumptions and estimates.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
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
Goodwill and Indefinite-Lived Intangible Assets
We have significant investments in intangible assets and goodwill. We perform our annual goodwill and indefinite-lived intangible asset testing as of the first day of our fiscal fourth quarter or more frequently if circumstances indicate potential impairment. In our evaluation of impairment for goodwill and indefinite-lived intangible assets, we perform either a qualitative or quantitative evaluation for each of our reporting units and indefinite-lived intangible assets. Factors considered in the qualitative test include operating results as well as new events and circumstances impacting the operations or cash flows of the reporting unit or indefinite-lived intangible assets. For the quantitative test, the review for impairment of goodwill and indefinite-lived intangible assets is based on an income-based approach, including the relief-from-royalty method for indefinite-lived trade names. If it is determined that an impairment has occurred, an impairment loss is recognized in earnings for the amount by which the carrying value of the reporting unit or intangible asset exceeds its estimated fair value.
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

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
At September 30, 2025, goodwill totaled $243.9, all of which was associated with our U.S. Consumer segment. Based on the results of the annual quantitative evaluation for fiscal 2025, the fair value of our U.S. Consumer segment reporting unit substantially exceeded its carrying value. A 100 basis point change in the discount rate would not have resulted in an impairment for this reporting unit.
At September 30, 2025, indefinite-lived intangible assets consisted of trade names of $168.2 and the Roundup® marketing agreement amendment of $155.7, all of which were associated with our U.S. Consumer segment. Based on the results of the annual quantitative evaluation for fiscal 2025, the fair values of our indefinite-lived intangible assets substantially exceeded their respective carrying values. A 100 basis point change in the discount rate would not have resulted in an impairment of any of our indefinite-lived intangible assets.
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
Interest Rate Risk
The following table summarizes information about our debt instruments and derivative financial instruments that are sensitive to changes in interest rates as of September 30, 2025 and 2024. For debt instruments, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents expected cash flows based on notional amounts and weighted-average interest rates by contractual maturity dates. We have outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. The swap agreements had a maximum total U.S. dollar equivalent notional amount of $450.0 at September 30, 2025 and 2024. Weighted-average variable rates are based on rates in effect at September 30, 2025 and 2024. Assuming average unhedged variable interest rate borrowing levels during fiscal 2025 of $525.0, a change in our variable interest rate of 100 basis points for a full twelve-month period would have an impact of $5.3 on interest expense.

	Expected Maturity Date (Fiscal Year)						Total	Fair Value
2025	2026	2027	2028	2029	2030	After
Long-term debt:
Fixed rate debt	$—	$250.0	$—	$—	$450.0	$900.0	$1,600.0	$1,512.9
Average rate	—	5.3%	—	—	4.5%	4.2%	4.4%	—
Variable rate debt	$50.0	$450.0	$—	$—	$—	$—	$500.0	$500.0
Average rate	6.0%	6.0%	—	—	—	—	6.0%	—
Interest rate derivatives:
Interest rate swaps	$(0.8)	$(1.1)	$(0.8)	$(0.8)	$—	$—	$(3.5)	$(3.5)
Average rate	3.7%	3.8%	3.8%	3.8%	—	—	3.7%	—

	Expected Maturity Date (Fiscal Year)						Total	Fair Value
2024	2025	2026	2027	2028	2029	After
Long-term debt:
Fixed rate debt	$—	$—	$250.0	$—	$—	$1,350.0	$1,600.0	$1,507.1
Average rate	—	—	5.3%	—	—	4.3%	4.4%	—
Variable rate debt	$50.0	$50.0	$525.0	$—	$—	$—	$625.0	$625.0
Average rate	7.5%	7.5%	7.5%	—	—	—	7.5%	—
Interest rate derivatives:
Interest rate swaps	$(1.0)	$(1.0)	$(1.1)	$(0.7)	$(0.6)	$—	$(4.4)	$(4.4)
Average rate	3.7%	3.7%	3.9%	4.2%	4.2%	—	3.9%	—

Excluded from the information provided above are miscellaneous debt instruments of $5.2 and $0.0 and finance lease obligations of $14.5 and $17.8 at September 30, 2025 and 2024, respectively.
Other Market Risks
We are subject to market risk from fluctuations in foreign currency exchange rates and fluctuating prices of certain raw materials, including urea and other fertilizer inputs, resins, diesel, gasoline, natural gas, sphagnum peat, bark and grass seed. Refer to “NOTE 14.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” of the Notes to Consolidated Financial Statements included in this Form 10-K for discussion of these market risks and the derivatives used to manage these risks.

THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this Item are contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Schedules Supporting the Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 57 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the principal executive officer and the principal financial officer of The Scotts Miracle-Gro Company (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the fiscal year covered by this Form 10-K. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Form 10-K.
Management’s Annual Report on Internal Control Over Financial Reporting
The “Annual Report of Management on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 58 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 59 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the Registrant’s fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
On September 16, 2025, the Hagedorn Partnership, L.P., on behalf of Katherine Littlefield, a member of our board of directors, adopted a Rule 10b5-1 plan providing for the sale of up to 130,000 Common Shares. Pursuant to this plan, the Hagedorn Partnership, L.P. may sell Common Shares beginning December 18, 2025 and ending December 17, 2026 if certain price targets are met. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Scotts Miracle-Gro and the nominees for election or re-election as directors of Scotts Miracle-Gro at its Annual Meeting of Shareholders to be held on January 26, 2026 (the “2026 Annual Meeting”) is incorporated herein by reference from the disclosure which will be included under the caption “PROPOSAL NUMBER 1 — ELECTION OF DIRECTORS” in Scotts Miracle-Gro’s definitive Proxy Statement relating to the 2026 Annual Meeting (the “Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Scotts Miracle-Gro’s fiscal year ended September 30, 2025.
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Scotts Miracle-Gro is incorporated herein by reference from the disclosure included under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in Part II of this Form 10-K.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “DELINQUENT SECTION 16(a) REPORTS” in its Proxy Statement.
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Scotts Miracle-Gro may recommend nominees to Scotts Miracle-Gro’s Board of Directors is incorporated herein by reference from the disclosures which will be included under the captions “CORPORATE GOVERNANCE — Nominations of Directors” and “MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Nominating and Governance Committee” in the Proxy Statement. These procedures have not materially changed from those described in Scotts Miracle-Gro’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders held on January 27, 2025.
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
In accordance with the requirements of Section 303A.10 of the New York Stock Exchange Listed Company Manual and Item 406 of SEC Regulation S-K, the Board of Directors of Scotts Miracle-Gro has adopted a Code of Business Conduct & Ethics covering the members of Scotts Miracle-Gro’s Board of Directors and associates of Scotts Miracle-Gro and its subsidiaries, including, without limitation, Scotts Miracle-Gro’s principal executive officer, principal financial officer and principal accounting officer. Scotts Miracle-Gro intends to disclose the following events, if they occur, on its Internet website located at http://investor.scotts.com within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Scotts Miracle-Gro’s Code of Business Conduct & Ethics that (i) applies to Scotts Miracle-Gro’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct & Ethics granted to Scotts Miracle-Gro’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K. In addition, Scotts Miracle-Gro will disclose any waivers from the provisions of the Code of Business Conduct & Ethics granted to an executive officer or a director of Scotts Miracle-Gro on Scotts Miracle-Gro’s Internet website located at http://investor.scotts.com within four business days of the determination to grant any such waiver.

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
Insider Trading Policy
The information required by Item 408(b) of SEC Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “EXECUTIVE COMPENSATION — Other Executive Compensation Policies, Practices and Guidelines — Insider Trading Policy and Anti-Hedging Policy” in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosures which will be included under the captions “EXECUTIVE COMPENSATION,” “NON-EMPLOYEE DIRECTOR COMPENSATION,” “EXECUTIVE COMPENSATION TABLES,” “SEVERANCE AND CHANGE IN CONTROL (CIC) ARRANGEMENTS,” “PAYMENTS ON TERMINATION OF EMPLOYMENT AND/OR CHANGE IN CONTROL,” and “CEO PAY RATIO DISCLOSURE” in the Proxy Statement.
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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
1 and 2. Financial Statements and Financial Statement Schedules:
The response to this portion of Item 15 is submitted as a separate section of this Form 10-K. Reference is made to the “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 57 of this Form 10-K.
(b) EXHIBITS
The exhibits listed on the “Index to Exhibits” beginning on page 108 of this Form 10-K are filed or furnished with this Form 10-K or incorporated herein by reference as noted in the “Index to Exhibits.”
(c) FINANCIAL STATEMENT SCHEDULES
The financial statement schedule filed with this Form 10-K is submitted in a separate section hereof. For a description of such financial statement schedules, see “Index to Consolidated Financial Statements and Financial Statement Schedules” on page 57 of this Form 10-K.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

By:	/s/ JAMES HAGEDORN
James Hagedorn, Chairman and Chief Executive Officer

Dated: November 25, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK J. SCHEIWER	Executive Vice President, Chief Financial Officer & Chief Accounting Officer	November 25, 2025
Mark J. Scheiwer	(Principal Financial Officer and Principal Accounting Officer)

/s/ JAMES HAGEDORN	Chairman and Chief Executive Officer	November 25, 2025
James Hagedorn	(Principal Executive Officer)

/s/ EDITH AVILES*	Director	November 25, 2025
Edith Aviles

/s/ ROBERTO CANDELINO*	Director	November 25, 2025
Roberto Candelino

/s/ DAVID C. EVANS*	Director	November 25, 2025
David C. Evans

/s/ ADAM HANFT*	Director	November 25, 2025
Adam Hanft

/s/ STEPHEN L. JOHNSON*	Director	November 25, 2025
Stephen L. Johnson

/s/ MARK D. KINGDON*	Director	November 25, 2025
Mark D. Kingdon

/s/ KATHERINE HAGEDORN LITTLEFIELD*	Director	November 25, 2025
Katherine Hagedorn Littlefield

/s/ NICK MIARITIS*	Director	November 25, 2025
Nick Miaritis

Signature	Title	Date

/s/ A. SCOTT MILLER*	Director	November 25, 2025
A. Scott Miller

/s/ BRIAN E. SANDOVAL*	Director	November 25, 2025
Brian E. Sandoval

/s/ PETER E. SHUMLIN*	Director	November 25, 2025
Peter E. Shumlin

*
The undersigned, by signing his name hereto, does hereby sign this Report on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors identified above, which Powers of Attorney are filed with this Report as exhibits.

By:	/s/ MARK J. SCHEIWER
Mark J. Scheiwer, Attorney-in-Fact

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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of the Board of Directors of The Scotts Miracle-Gro Company.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently audited our internal control over financial reporting as of September 30, 2025 and has issued their attestation report which appears herein.

/s/ JAMES HAGEDORN		/s/ MARK J. SCHEIWER
James Hagedorn		Mark J. Scheiwer
Chairman & Chief Executive Officer		Executive Vice President, Chief Financial Officer & Chief Accounting Officer

Dated:	November 25, 2025	Dated:	November 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Scotts Miracle-Gro Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Scotts Miracle‐Gro Company and subsidiaries (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Promotional Programs and Allowances — Refer to Note 2 to the financial statements.

Critical Audit Matter Description

The Company offers various promotional programs to customers, which include rebates based on sales volumes, other promotional programs and special purchasing incentives. The cost of promotional programs is estimated considering all reasonably available information, including current expectations and historical experience. Promotional costs (including allowances and rebates) incurred during the year are expensed in relation to revenues and are recorded as a reduction of net sales. Accruals for expected payouts under these programs are included in the “Other current liabilities” line in the Consolidated Balance Sheets.

We identified the promotional programs and allowances as a critical audit matter because of the complexity and volume of the Company’s activities related to promotional programs. This required significant audit effort due to the various types of promotional programs and significant data utilized to track and record promotional activities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to promotional programs and allowances included the following, among others:

•We tested the effectiveness of relevant controls over promotional programs, including automated controls within relevant systems.
•We evaluated the appropriateness of management promotional program processes and methodology by performing a lookback analysis on prior year accrual estimates, comparing management’s previously recorded accrual as of September 30, 2024 to actual customer settlements during the year-ended September 30, 2025.
•We selected a sample of customer settlements during the year-ended September 30, 2025 and traced them to promotional programs to validate the completeness and accuracy of the Company’s promotional programs.
•We performed a retrospective review of customer settlements after September 30, 2025, and compared them to management’s promotional program accrual as of September 30, 2025.
•We developed an expectation of the reduction to net sales associated with promotional programs for the year-ended September 30, 2025 and the related accrual as of September 30, 2025, and compared each to the recorded balances.
•We obtained and evaluated external confirmations from selected customers to independently evaluate the completeness of promotional programs, including assessing the reliability of responses and performing appropriate follow-up and alternative procedures on non-responses.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 25, 2025
We have served as the Company’s auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Scotts Miracle-Gro Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Scotts Miracle-Gro Company and subsidiaries (the “Company”) as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended September 30, 2025, of the Company and our report dated November 25, 2025, expressed an unqualified opinion on those financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio
November 25, 2025

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended September 30,
	2025	2024	2023
Net sales	$3,413.1	$3,552.7	$3,551.3
Cost of sales	2,348.6	2,618.7	2,708.3
Cost of sales—impairment, restructuring and other	20.3	83.5	185.7
Gross margin	1,044.2	850.5	657.3
Operating expenses:
Selling, general and administrative	603.4	559.0	551.3
Impairment, restructuring and other	63.4	62.8	280.5
Other (income) expense, net	18.8	19.9	(0.1)
Income (loss) from operations	358.6	208.8	(174.4)
Equity in loss of unconsolidated affiliates	2.8	68.1	101.1
Interest expense	128.8	158.8	178.1
Other non-operating (income) expense, net	5.3	5.5	(0.3)
Income (loss) before income taxes	221.7	(23.6)	(453.3)
Income tax expense (benefit)	76.5	11.3	(73.2)
Net income (loss)	$145.2	$(34.9)	$(380.1)

Basic net income (loss) per common share	$2.52	$(0.61)	$(6.79)
Diluted net income (loss) per common share	$2.47	$(0.61)	$(6.79)

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended September 30,
	2025	2024	2023
Net income (loss)	$145.2	$(34.9)	$(380.1)
Other comprehensive income (loss):
Net foreign currency translation adjustment	9.0	0.6	7.0
Net unrealized gain (loss) on derivative instruments, net of tax	2.9	(7.9)	4.2
Reclassification of net unrealized gain on derivative instruments to net income (loss), net of tax	(7.4)	(7.3)	(17.4)
Net unrealized loss on securities, net of tax	(3.5)	(40.4)	(34.9)
Reclassification of net unrealized loss on securities to net income (loss), net of tax	—	64.6	76.0
Net unrealized loss on pension and other post-retirement benefits, net of tax	(5.0)	(2.1)	(1.8)
Pension and other post-retirement benefit adjustments, net of tax	1.6	(2.0)	(1.3)
Total other comprehensive income (loss)	(2.4)	5.5	31.8
Comprehensive income (loss)	$142.8	$(29.4)	$(348.3)

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Cash Flows
(In millions)

	Year Ended September 30,
	2025	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$145.2	$(34.9)	$(380.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment, restructuring and other	21.7	84.3	288.6
Share-based compensation expense	69.0	80.4	68.9
Depreciation	62.7	64.9	67.3
Amortization	12.3	15.7	25.2
Deferred taxes	70.8	9.3	(58.7)
Loss on sale of business	17.7	—	—
Equity in loss of unconsolidated affiliates	2.8	68.1	101.1
Changes in assets and liabilities, net of dispositions:
Accounts receivable	(16.6)	128.2	77.7
Inventories	(17.9)	293.8	450.5
Prepaid and other current assets	(2.3)	10.2	18.6
Accounts payable	(0.3)	(1.6)	(153.6)
Other current liabilities	16.0	(45.4)	52.0
Other non-current items	(9.2)	(6.2)	(30.7)
Other, net	(0.6)	0.7	4.2
Net cash provided by operating activities	371.3	667.5	531.0
INVESTING ACTIVITIES
Investments in property, plant and equipment	(97.4)	(84.0)	(92.8)
Investments in loans receivable	(8.5)	—	—
Proceeds from loans receivable	—	—	37.0
Investments in unconsolidated affiliates	—	(21.4)	—
Net cash disposed of on sale of business	(2.5)	—	—
Other investing, net	(3.7)	5.0	(9.9)
Net cash used in investing activities	(112.1)	(100.4)	(65.7)
FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	702.7	648.5	1,336.2
Repayments under revolving and bank lines of credit and term loans	(824.8)	(1,039.5)	(1,689.8)
Dividends paid	(154.3)	(151.3)	(149.1)
Purchase of Common Shares	(18.4)	(5.1)	(9.3)
Cash received from exercise of stock options	11.9	3.8	2.3
Other financing, net	(11.1)	15.7	(10.4)
Net cash used in financing activities	(294.0)	(527.9)	(520.1)
Effect of exchange rate changes on cash	(0.2)	0.5	(0.1)
Net increase (decrease) in cash and cash equivalents	(35.0)	39.7	(54.9)
Cash and cash equivalents at beginning of year	71.6	31.9	86.8
Cash and cash equivalents at end of year	$36.6	$71.6	$31.9

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Balance Sheets
(In millions, except per share data)

	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$36.6	$71.6
Accounts receivable, less allowances of $12.0 in 2025 and $9.6 in 2024	186.9	176.8
Inventories	592.8	587.5
Prepaid and other current assets	124.0	144.5
Total current assets	940.3	980.4
Investment in unconsolidated affiliates	53.6	45.2
Property, plant and equipment, net	631.6	609.5
Goodwill	243.9	243.9
Intangible assets, net	401.8	418.8
Other assets	470.8	574.1
Total assets	$2,742.0	$2,871.9
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$57.2	$52.6
Accounts payable	229.2	254.7
Other current liabilities	453.3	443.0
Total current liabilities	739.7	750.3
Long-term debt	2,049.2	2,174.2
Other liabilities	310.6	338.0
Total liabilities	3,099.5	3,262.5
Commitments and contingencies (Notes 16, 17 and 18)
Equity (deficit):
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 57.8 and 57.1, respectively	351.6	362.0
Retained earnings	294.7	303.8
Treasury shares, at cost; 10.4 and 11.0 shares, respectively	(894.1)	(949.1)
Accumulated other comprehensive loss	(109.7)	(107.3)
Total equity (deficit)	(357.5)	(390.6)
Total liabilities and equity (deficit)	$2,742.0	$2,871.9

See Notes to Consolidated Financial Statements.

THE SCOTTS MIRACLE-GRO COMPANY
Consolidated Statements of Shareholders’ Equity (Deficit)
(In millions, except per share data)

	Common Shares		Capital in Excess of Stated Value	Retained Earnings	Treasury Shares		Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at September 30, 2022	68.1	$0.3	$363.7	$1,020.1	12.8	$(1,091.8)	$(144.6)	$147.7
Net income (loss)	—	—	—	(380.1)	—	—	—	(380.1)
Other comprehensive income (loss)	—	—	—	—	—	—	31.8	31.8
Share-based compensation	—	—	68.1	—	—	—	—	68.1
Dividends declared ($2.64 per share)	—	—	—	(149.1)	—	—	—	(149.1)
Treasury share purchases	—	—	—	—	0.1	(9.3)	—	(9.3)
Treasury share issuances	—	—	(78.9)	—	(1.3)	102.6	—	23.7
Balance at September 30, 2023	68.1	0.3	352.8	490.9	11.6	(998.5)	(112.8)	(267.3)
Net income (loss)	—	—	—	(34.9)	—	—	—	(34.9)
Other comprehensive income (loss)	—	—	—	—	—	—	5.5	5.5
Share-based compensation	—	—	38.9	—	—	—	—	38.9
Dividends declared ($2.64 per share)	—	—	—	(152.2)	—	—	—	(152.2)
Treasury share purchases	—	—	—	—	0.1	(5.1)	—	(5.1)
Treasury share issuances	—	—	(30.0)	—	(0.7)	54.5	—	24.5
Balance at September 30, 2024	68.1	0.3	361.7	303.8	11.0	(949.1)	(107.3)	(390.6)
Net income (loss)	—	—	—	145.2	—	—	—	145.2
Other comprehensive income (loss)	—	—	—	—	—	—	(2.4)	(2.4)
Share-based compensation	—	—	50.6	—	—	—	—	50.6
Dividends declared ($2.64 per share)	—	—	—	(154.3)	—	—	—	(154.3)
Treasury share purchases	—	—	—	—	0.2	(18.4)	—	(18.4)
Treasury share issuances	—	—	(61.0)	—	(0.8)	73.4	—	12.4
Balance at September 30, 2025	68.1	$0.3	$351.3	$294.7	10.4	$(894.1)	$(109.7)	$(357.5)
The sum of the components may not equal due to rounding.

See Notes to Consolidated Financial Statements.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Scotts Miracle-Gro Company (“Scotts Miracle-Gro”) and its subsidiaries (collectively, with Scotts Miracle-Gro, the “Company”) are engaged in the manufacturing, marketing and sale of products for lawn and garden care and indoor and hydroponic gardening. The Company’s products are primarily sold in North America. The Company’s North America consumer lawn and garden business is highly seasonal, with more than 75% of its annual net sales occurring in the second and third fiscal quarters.
Organization and Basis of Presentation
The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Scotts Miracle-Gro and its consolidated subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company consolidates all majority-owned subsidiaries and variable interest entities where the Company has been determined to be the primary beneficiary. The results of businesses acquired or disposed of are included in the consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively.
On March 14, 2025, the Company sold all of the issued and outstanding shares of capital stock of its formerly wholly-owned subsidiary The Hawthorne Collective, Inc. (“THC”) to Bad Dog Holdings LLC (“BDH”) in exchange for a promissory note with a principal amount of $39.0. BDH is a newly formed legal entity owned and controlled by a strategic partner of the Company that is intended to hold and manage the investments held by THC. THC was created during fiscal 2021 as a vehicle to invest in areas of the cannabis industry that are not pursued by the Company’s Hawthorne segment. At the time of the sale, THC held non-voting exchangeable shares of FLUENT (CSE: FNT.U) (OTCQB: CNTMF), a vertically-integrated, multi-state cannabis company, and other minority non-equity investments with a total book value of $39.0. BDH granted the Company a call option that enables the Company, subject to certain restrictions, to reacquire all of the issued and outstanding shares of capital stock of THC in exchange for canceling the principal amount of the promissory note and making an additional payment to BDH equal to 5% of any appreciation in the fair value of THC. The Company may exercise the call option in its sole and absolute discretion, until the earlier of (i) March 14, 2035 and (ii) the date of the consummation of a merger, change in control or consolidation of BDH or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of BDH. The Company also granted BDH a put option providing BDH with the right to cause the Company to reacquire all the issued and outstanding shares of capital stock of THC in exchange for canceling the principal amount of the promissory note. The Company has determined that it has a variable interest in BDH and that BDH is a variable interest entity. Additionally, based on its assessment of the characteristics of its variable interest in BDH, including the involvement of its de facto agents, the Company has determined it is the primary beneficiary of BDH and, as a result, is required to consolidate BDH in its consolidated financial statements. As of September 30, 2025, BDH had assets of $2.6 and $24.6 recorded in the “Investment in unconsolidated affiliates” and “Other assets” lines in the Consolidated Balance Sheets, respectively, and total liabilities of $39.0 associated with the promissory note due to the Company, which is eliminated in consolidation.
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
Advertising
Advertising costs incurred during the year are expensed to interim periods in relation to revenues. Advertising costs, except for external production costs, are generally expensed within the fiscal year in which such costs are incurred. External production costs for advertising programs are deferred until the period in which the advertising is first aired, and deferrals of these costs were not material at September 30, 2025 and 2024. On September 4, 2024, the Company issued 0.3 million restricted shares to a vendor in exchange for advertising services that were performed during fiscal 2025. As of September 30, 2025 and 2024, deferred advertising costs associated with the issuance of these restricted shares were $0.0 and $20.0, respectively. Advertising expenses were $152.3, $141.0 and $123.7 for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Research and Development
Costs associated with research and development are generally charged to expense as incurred. Expenses for fiscal 2025, fiscal 2024 and fiscal 2023 were $34.8, $34.6 and $35.7, respectively, including product registration costs of $8.9, $9.0 and $12.4, respectively.
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
Share-Based Compensation Awards
Scotts Miracle-Gro grants share-based awards annually to officers and certain other associates and to the non-employee directors of Scotts Miracle-Gro. The share-based awards have consisted of stock options, restricted stock units, deferred stock units and performance-based award units. Performance-based award units are subject to performance and service conditions, and certain awards contain a market condition based on the Company’s absolute total shareholder return or total shareholder return relative to a Company selected peer group. All of these share-based awards have been made under plans approved by the shareholders. The fair value of awards is expensed over the requisite service period, which is typically the vesting period, generally three years for awards granted to officers and other associates and one year for awards granted to non-employee directors.
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
On October 27, 2023, the Company entered into the Master Receivables Purchase Agreement under which the Company could sell up to $600.0 of available and eligible outstanding customer accounts receivable generated by sales to four specified customers. On September 1, 2024, the Company amended the Master Receivables Purchase Agreement to permit the Company to sell up to $750.0 of available and eligible outstanding customer accounts receivable generated by sales to five specified customers. On August 28, 2025, the Master Receivables Purchase Agreement, which is uncommitted, was extended and now expires on September 1, 2026. The receivable sales are non-recourse to the Company, other than with respect to (i) repurchase obligations and indemnification obligations for any violations by the Company of its respective representations or obligations as seller or servicer and (ii) certain repurchase and payment obligations arising from any dilution of, or dispute with respect to, any purchased receivables that arise after the sale of such purchased receivables to the purchaser not contemplated in the applicable purchase price of such purchased receivable. The recourse obligations of the Company that may arise from time to time are supported by standby letters of credit of $75.0. Transactions under the Master Receivables Purchase Agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the buyer are classified as financing cash flows in the Consolidated Statements of Cash Flows. The Company records the discount on sales in the “Other (income) expense, net” line in the Consolidated Statements of Operations. At September 30, 2025 and 2024, net receivables derecognized were $163.3 and $186.6, respectively. During fiscal 2025 and fiscal 2024, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $1,906.1 and $1,938.6, respectively, and the total discount recorded on sales was $20.7 and $24.6, respectively.
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
Long-Lived Assets
Property, plant and equipment are stated at cost. Interest capitalized in property, plant and equipment amounted to $1.1, $1.1 and $2.1 during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income (loss) from operations.
Depreciation of property, plant and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Land improvements	10 – 25 years
Buildings	10 – 40 years
Machinery and equipment	3 – 15 years
Furniture and fixtures	6 – 10 years
Software	3 – 8 years

Intangible assets subject to amortization include technology, patents, customer relationships, non-compete agreements and certain trade names. These intangible assets are amortized over their estimated useful economic lives, which typically range from 3 to 25 years. The Company’s fixed assets and intangible assets subject to amortization are required to be tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows associated with the asset group would be compared to the asset group carrying amount to determine if a write-down is required. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recognized in earnings to the extent that the carrying amount exceeds fair value.
The Company had non-cash investing activities of $8.4, $16.3 and $32.1 during fiscal 2025, fiscal 2024 and fiscal 2023, respectively, representing unpaid liabilities to acquire property, plant and equipment.
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
If it is determined that an impairment has occurred, an impairment loss is recognized in earnings for the amount by which the carrying value of the reporting unit or intangible asset exceeds its estimated fair value.
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
Supplier Finance Program
The Company has an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance payment obligations of the Company with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance payment obligations of the Company prior to their scheduled due dates at a discounted price to the participating financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that the Company negotiates with its suppliers are consistent, regardless of whether a supplier participates in the program. The Company’s current payment terms with a majority of its suppliers generally range from 30 to 60 days, which the Company deems to be commercially reasonable. The Company’s outstanding payment obligations under its supplier finance program are recorded within accounts payable in the Consolidated Balance Sheets and the associated payments are classified as operating activities in the Consolidated Statements of Cash Flows.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table summarizes a roll-forward of the supplier finance program for the periods presented:

	Year Ended September 30,
	2025	2024
Obligations outstanding at beginning of year	$12.5	$18.3
Invoices	244.5	245.5
Invoices paid	(242.9)	(251.3)
Obligations outstanding at end of year	$14.1	$12.5
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
Translation of Foreign Currencies
The functional currency for each Scotts Miracle-Gro subsidiary is generally its local currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each fiscal year-end. Income and expense accounts are translated at the average rate of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in AOCL within shareholders’ equity (deficit). Foreign exchange transaction gains and losses are included in the determination of net income and classified as “Other (income) expense, net” in the Consolidated Statements of Operations. The Company recognized foreign exchange transaction (gains) losses of $(0.5), $(0.4) and $1.3 during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
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

The Company has established policies and procedures that encompass risk-management philosophy and objectives, guidelines for derivative instrument usage, counterparty credit approval and the monitoring and reporting of derivative activity. The Company does not enter into derivative instruments for the purpose of speculation.
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
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Year Ended September 30,
	2025	2024	2023
Interest paid	$131.4	$157.7	$173.5
Income taxes paid (refunded), net	12.9	9.4	(18.2)
During fiscal 2024, the Company acquired an additional equity interest in Bonnie Plants, LLC for $21.4, which was classified as an investing activity in the Consolidated Statements of Cash Flows. During fiscal 2023, the Company received proceeds of $37.0 related to the payoff of seller financing that the Company provided in connection with a fiscal 2017 divestiture, which was classified as an investing activity in the Consolidated Statements of Cash Flows. The Company received (paid) cash of $(3.7), $5.0 and $(9.9) during fiscal 2025, fiscal 2024 and fiscal 2023, respectively, primarily associated with currency forward contracts, which was classified as an investing activity in the “Other investing, net” line in the Consolidated Statements of Cash Flows. The “Purchase of Common Shares” line in the Consolidated Statements of Cash Flows includes cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation of $18.4, $5.1 and $9.3 for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Cash flow from operating activities in fiscal 2023 was unfavorably impacted by extended payment terms with vendors for payments originally due in the final weeks of fiscal 2022 that were paid in the first quarter of fiscal 2023.
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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, “Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires disclosure of the key terms of outstanding supplier finance programs and a roll-forward of the related obligations. The Company adopted the required disclosure of key terms for the fiscal year ended September 30, 2024 and the required roll-forward information for the fiscal year ended September 30, 2025. The adoption relates to disclosures only and does not have any impact on the Company’s consolidated financial position, results of operations or cash flows.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker that are included within each reported measure of segment profit or loss, and also requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU No. 2023-07 is to be applied retrospectively for all periods presented in the financial statements. The Company adopted this guidance for the fiscal year ended September 30, 2025. The adoption relates to disclosures only and does not have any impact on the Company’s consolidated financial position, results of operations or cash flows. The additional disclosures required by this guidance are presented within “NOTE 19. SEGMENT INFORMATION.”
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU primarily requires enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax reconciliation and quantitative and qualitative disclosures regarding income taxes paid. ASU No. 2023-09 is to be applied prospectively, with the option to apply the standard retrospectively, effective for the Company’s fiscal year ending September 30, 2026. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires disaggregated disclosures on an annual and interim basis, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the statement of operations. ASU No. 2024-03 is to be applied prospectively, with the option to apply the standard retrospectively, effective for the Company’s fiscal year ending September 30, 2028 and interim periods within the fiscal year ending September 30, 2029. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software.” This ASU amends the accounting for and disclosure of software costs. ASU No. 2025-06 is effective for the Company’s fiscal year ending September 30, 2029 and interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and disclosures.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 2. REVENUE RECOGNITION
Nature of Goods and Services
The Company’s revenue is primarily generated from sales of branded and private label lawn and garden care and indoor and hydroponic gardening finished products to home centers, mass merchandisers, warehouse clubs, large hardware chains, independent hardware stores, nurseries, garden centers, e-commerce platforms, food and drug stores, indoor gardening and hydroponic product distributors, retailers and growers. In addition to product sales, the Company acts as the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries, and performs certain other services under ancillary agreements with Monsanto. Refer to “NOTE 19. SEGMENT INFORMATION” for disaggregated revenue information and “NOTE 6. MARKETING AGREEMENT” for revenue information related to the Monsanto agreements.
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

NOTE 3.  IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Consolidated Statements of Operations. The following table details impairment, restructuring and other charges (recoveries) for each of the periods presented:

	Year Ended September 30,
	2025	2024	2023
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$11.9	$72.9	$148.5
Right-of-use asset impairments	4.5	5.3	25.8
Property, plant and equipment impairments	3.9	5.3	11.4
Operating expenses—impairment, restructuring and other:
Restructuring and other charges (recoveries), net	35.2	(4.3)	51.2
Loss on sale of business	17.7	—	—
Loss on exchange of convertible debt investment	7.0	—	—
Goodwill and intangible asset impairments	3.6	2.5	127.9
Convertible debt other-than-temporary impairments	—	64.6	101.3
Total impairment, restructuring and other charges	$83.8	$146.3	$466.1
The following table summarizes the activity related to liabilities associated with restructuring activities for each of the periods presented:

	Year Ended September 30,
	2025	2024	2023
Amounts accrued at beginning of year	$18.9	$40.5	$31.5
Restructuring charges	36.2	11.8	55.6
Payments	(36.0)	(33.4)	(46.6)
Amounts accrued at end of year	$19.1	$18.9	$40.5
As of September 30, 2025, restructuring accruals include $4.5 that is classified as long-term.
On September 30, 2025, the Company completed the divestiture of its Hawthorne professional horticulture business based in the Netherlands for $8.5, which was financed by the Company in the form of a loan bearing interest at 6.0% with a maturity date of December 31, 2029. The seller financing loan is recorded in the “Other assets” line in the Consolidated Balance Sheets and was classified as an investing activity in the Consolidated Statements of Cash Flows. The Company incurred a non tax-deductible loss on the sale of $17.7 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2025. The loss included a write-off of accumulated foreign currency translation adjustments of $9.5.
During fiscal 2025, the Company incurred employee and executive severance charges of $25.3. The Company incurred charges of $6.1 in its U.S. Consumer segment and $1.2 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2025. The Company incurred charges of $2.3 in its U.S. Consumer segment, $3.0 in its Hawthorne segment, $1.1 in its Other segment and $11.6 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2025.
During fiscal 2025, the Company incurred a charge of $7.5 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with a settlement agreement to resolve litigation with the former shareholders of a business that was acquired in fiscal 2021.
During fiscal 2025, the Company incurred a non-cash loss of $7.0 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations related to the exchange of its convertible debt investment in RIV Capital for non-voting exchangeable shares of FLUENT. Refer to “NOTE 7. INVESTMENT IN UNCONSOLIDATED AFFILIATES” for further details.
During fiscal 2025, the Company incurred impairment charges of $3.6 associated with Hawthorne finite-lived intangible assets in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

During fiscal 2022, the Company began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, the Company reduced the size of its supply chain network, reduced staffing levels and implemented other cost-reduction initiatives. The Company also accelerated the reduction of certain Hawthorne inventory, primarily lighting, growing environments and hardware products, to reduce on hand inventory to align with the reduced network capacity. During fiscal 2025, the Company incurred costs of $13.0 associated with this restructuring initiative primarily related to facility closure costs and impairment of right-of-use assets and property, plant and equipment. The Company incurred costs of $4.0 in its U.S. Consumer segment and $9.0 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2025. During fiscal 2024, the Company incurred costs of $89.4 associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets, intangible assets, property, plant and equipment and software. The Company incurred costs of $11.3 in its U.S. Consumer segment and $71.8 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2024. The Company incurred costs of $1.5 in its U.S. Consumer segment, $1.0 in its Hawthorne segment, $1.1 in its Other segment and $2.4 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2024. During fiscal 2023, the Company incurred costs of $229.0 associated with this restructuring initiative primarily related to inventory write-down charges, employee termination benefits, facility closure costs and impairment of right-of-use assets and property, plant and equipment. The Company incurred costs of $16.3 in its U.S. Consumer segment and $168.5 in its Hawthorne segment in the “Cost of sales—impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2023. The Company incurred costs of $7.7 in its U.S. Consumer segment, $20.7 in its Hawthorne segment, $0.8 in its Other segment and $14.9 at Corporate in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2023. Costs incurred since the inception of this restructuring initiative through September 30, 2025 were $62.4 for the U.S. Consumer segment, $306.2 for the Hawthorne segment, $2.9 for the Other segment and $25.1 at Corporate.
During fiscal 2024 and fiscal 2023, the Company recorded non-cash, pre-tax other-than-temporary impairment charges related to its convertible debt investments of $64.6 and $101.3, respectively, in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. Refer to “NOTE 15. FAIR VALUE MEASUREMENTS” for further details.
During fiscal 2024, the Company recorded a gain of $12.1 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations associated with a payment received in resolution of a dispute with the former ownership group of a business that was acquired in fiscal 2022. This payment was classified as an operating activity in the Consolidated Statements of Cash Flows.
During fiscal 2023, the Company recorded non-cash, pre-tax goodwill and intangible asset impairment charges of $127.9 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations, comprised of $117.7 of finite-lived intangible asset impairment charges associated with the Hawthorne segment and $10.3 of goodwill impairment charges associated with the Other segment. Refer to “NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET” for further details.

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS, NET
The following table displays a rollforward of the carrying amount of goodwill by reportable segment:

	U.S. Consumer	Hawthorne	Reportable Segment Total
Goodwill	$245.7	$617.0	$862.7
Accumulated impairment losses	(1.8)	(617.0)	(618.8)
Balance at September 30, 2023	243.9	—	243.9

Goodwill	245.7	617.0	862.7
Accumulated impairment losses	(1.8)	(617.0)	(618.8)
Balance at September 30, 2024	243.9	—	243.9

Goodwill	245.7	617.0	862.7
Accumulated impairment losses	(1.8)	(617.0)	(618.8)
Balance at September 30, 2025	$243.9	$—	$243.9

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table presents intangible assets, net of accumulated amortization and impairment charges:

	September 30, 2025			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization/ Impairment Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization/ Impairment Charges	Net Carrying Amount
Finite-lived intangible assets:
Trade names	$320.5	$(275.7)	$44.8	$325.8	$(272.8)	$53.0
Customer relationships	246.3	(223.8)	22.5	253.1	(223.9)	29.2
Technology	50.1	(46.4)	3.7	50.2	(45.5)	4.7
Other	34.5	(27.6)	6.9	35.0	(27.0)	8.0
Total finite-lived intangible assets, net			77.9			94.9
Indefinite-lived intangible assets:
Indefinite-lived trade names			168.2			168.2
Roundup® marketing agreement amendment			155.7			155.7
Total indefinite-lived intangible assets			323.9			323.9
Total intangible assets, net			$401.8			$418.8
As a result of the annual impairment testing for fiscal 2025 and 2024, the Company determined that no goodwill impairment charges were required. Refer to “NOTE 3.  IMPAIRMENT, RESTRUCTURING AND OTHER” for further details of intangible asset impairment charges recorded during fiscal 2025 and 2024.
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
During fiscal 2023, the annual goodwill impairment testing resulted in a non-cash, pre-tax goodwill impairment charge of $10.3 related to the Other segment, which was recorded during the fourth quarter of fiscal 2023 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. The carrying value of goodwill of the Other segment reporting unit after recognizing the impairment is zero. The estimated fair value of the Other segment reporting unit was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to the operating performance of the reporting unit. The fair value estimate utilizes significant unobservable inputs and thus represents a Level 3 fair value measurement.
Total amortization expense was $12.3, $15.7 and $25.2 for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Amortization expense is estimated to be as follows for the years ending September 30:

2026	$10.7
2027	10.1
2028	8.6
2029	6.4
2030	6.2

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 5.  DETAIL OF CERTAIN FINANCIAL STATEMENT ACCOUNTS
The following presents detail regarding certain financial statement accounts:

	September 30,
	2025	2024
INVENTORIES:
Finished goods	$291.6	$246.6
Raw materials	222.3	256.8
Work-in-progress	78.9	84.1
	$592.8	$587.5
PROPERTY, PLANT AND EQUIPMENT, NET:
Machinery and equipment	$697.3	$683.6
Buildings	312.7	305.8
Land and improvements	158.0	152.9
Software	106.7	107.2
Construction in progress	101.0	78.7
Furniture and fixtures	75.5	62.6
Finance leases	21.9	24.1
	1,473.1	1,414.9
Less: accumulated depreciation	(841.5)	(805.4)
	$631.6	$609.5
OTHER ASSETS:
Operating lease right-of-use assets	$256.3	$265.4
Net deferred tax assets	121.1	191.3
Accrued pension, postretirement and executive retirement assets	56.3	62.7
Convertible debt investments	24.6	45.8
Other	12.5	8.9
	$470.8	$574.1

	September 30,
	2025	2024
OTHER CURRENT LIABILITIES:
Advertising and promotional accruals	$130.1	$131.2
Payroll and other compensation accruals	93.5	72.0
Current operating lease liabilities	71.6	75.3
Accrued interest	27.8	29.4
Accrued taxes	16.6	16.7
Other	113.7	118.4
	$453.3	$443.0
OTHER NON-CURRENT LIABILITIES:
Non-current operating lease liabilities	$202.2	$215.8
Accrued pension, postretirement and executive retirement liabilities	64.3	73.0
Net deferred tax liabilities	7.6	7.0
Other	36.5	42.2
	$310.6	$338.0

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 6.  MARKETING AGREEMENT
The Scotts Company LLC is the exclusive agent of Monsanto for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries. The annual commission payable under the Third Restated Agreement is equal to 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business for each program year in the markets covered by the Third Restated Agreement (“Program EBIT”). The Third Restated Agreement also requires the Company to make annual payments of $18.0 to Monsanto as a contribution against the overall expenses of its consumer Roundup® business, subject to reduction pursuant to the Third Restated Agreement for any program year in which the Program EBIT does not equal or exceed $36.0.
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
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Consolidated Statements of Operations are as follows:

	Year Ended September 30
	2025	2024	2023
Gross commission	$91.8	$90.8	$75.7
Contribution expenses	(18.0)	(18.0)	(18.0)
Net commission	73.8	72.8	57.7
Reimbursements associated with Roundup® marketing agreement	87.0	91.2	82.5
Total net sales associated with Roundup® marketing agreement	$160.8	$164.0	$140.2

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

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
During fiscal 2025, fiscal 2024 and fiscal 2023, the Company recorded equity in (income) loss of unconsolidated affiliates associated with Bonnie Plants, LLC of $(5.4), $68.1 and $101.1, respectively. The Company recorded pre-tax impairment charges of $61.9 and $94.7 during fiscal 2024 and fiscal 2023, respectively, associated with its investment in Bonnie Plants, LLC in the “Equity in loss of unconsolidated affiliates” line in the Consolidated Statements of Operations. The impairment charges were driven by revisions to the Company’s internal forecasts for Bonnie Plants, LLC. The estimated fair value of Bonnie Plants, LLC for purposes of the impairment assessment was based upon an equal weighting of the income-based and market-based approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to the operating performance of the investment. The fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.
As a result of the impairment charges recorded by the Company during fiscal 2024 and fiscal 2023, the carrying value of the Company’s equity method investment is lower than its interest in Bonnie Plants, LLC’s underlying net assets as of September 30, 2025. Of this basis difference, the majority relates to goodwill and indefinite-lived intangible assets recorded by Bonnie Plants, LLC, which are not amortized. The remaining amount relates to long-lived assets, including finite-lived intangible assets, and will be amortized over the remaining useful life of the long-lived assets.
FLUENT
On December 19, 2024, FLUENT acquired all of the issued and outstanding common shares of RIV Capital in exchange for FLUENT shares (the “Transaction”). In connection with the Transaction, FLUENT and THC entered into an exchange and protection agreement on December 18, 2024, pursuant to which THC exchanged its existing convertible debt investment in RIV Capital for 153.1 million non-voting exchangeable shares of FLUENT. On July, 18, 2025, THC, which was acquired by BDH in March 2025, converted its non-voting exchangeable shares into 153.1 million common shares of FLUENT, which represents approximately 25% of FLUENT’s total outstanding common shares as of September 30, 2025. THC and FLUENT are also parties to an investor rights agreement which allows THC to nominate up to two members to the FLUENT board of directors, and provides THC with certain participation rights in order to maintain its pro rata investment position in FLUENT in connection with any offering of FLUENT shares.
THC’s convertible debt investment in RIV Capital, which was previously recorded in the “Other assets” line in the Consolidated Balance Sheets, had a carrying value of $17.7 on December 18, 2024. The exchange of the RIV Capital convertible debt investment for non-voting exchangeable shares of FLUENT, a non-cash investing and financing activity, resulted in a loss of $7.0 that was recorded in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations during fiscal 2025.
THC’s interest in FLUENT had an initial fair value of $10.7 and is recorded in the “Investment in unconsolidated affiliates” line in the Consolidated Balance Sheets. The estimated fair value of the non-voting exchangeable shares of FLUENT was determined based upon the quoted market price of FLUENT common shares as of the date of the exchange and represents a Level 2 nonrecurring fair value measurement. This investment is accounted for using the equity method of accounting, with THC’s proportionate share of FLUENT earnings subsequent to December 18, 2024 reflected in the Consolidated Statements of Operations on a one quarter lag. During fiscal 2025, the Company recorded equity in loss of unconsolidated affiliates associated with FLUENT of $8.2.
Refer to “NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further details related to the Company’s sale of THC to BDH on March 14, 2025. BDH is a variable interest entity that is consolidated by the Company.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 8.  RETIREMENT PLANS
The Company sponsors a defined contribution 401(k) plan for substantially all U.S. associates. The Company matches 200% of associates’ initial 3% contribution and 50% of their remaining contribution up to 6%. The Company may make additional discretionary profit sharing matching contributions to eligible associates on their initial 4% contribution. The Company recorded expenses of $24.5, $23.7 and $24.1 associated with the plan in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
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

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2025	2024	2025	2024
Change in projected benefit obligation:
Benefit obligation at beginning of year	$74.2	$71.8	$123.2	$108.5
Interest cost	3.1	3.7	5.5	5.9
Actuarial (gain) loss	(1.7)	5.5	(7.7)	5.1
Benefits paid	(6.7)	(6.8)	(7.1)	(6.6)
Foreign currency translation	—	—	0.9	10.3
Projected benefit obligation (“PBO”) at end of year	$68.9	$74.2	$114.8	$123.2
Accumulated benefit obligation (“ABO”) at end of year	$68.9	$74.2	$114.8	$123.2
Change in plan assets:
Fair value of plan assets at beginning of year	$57.3	$54.1	$141.4	$124.8
Actual return on plan assets	0.6	7.1	(8.5)	10.0
Employer contribution	8.2	2.9	0.9	0.9
Benefits paid	(6.7)	(6.8)	(7.1)	(6.6)
Foreign currency translation	—	—	0.3	12.3
Fair value of plan assets at end of year	$59.4	$57.3	$127.0	$141.4
Overfunded (underfunded) status at end of year	$(9.5)	$(16.9)	$12.2	$18.2

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2025	2024	2025	2024
Information for pension plans with an ABO in excess of plan assets:
Accumulated benefit obligation	$68.9	$74.2	$11.5	$12.0
Fair value of plan assets	59.4	57.3	—	—
Information for pension plans with a PBO in excess of plan assets:
Projected benefit obligation	$68.9	$74.2	$11.5	$12.0
Fair value of plan assets	59.4	57.3	—	—
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$23.8	$30.2
Current liabilities	(0.2)	(0.2)	(1.0)	(0.9)
Non-current liabilities	(9.3)	(16.7)	(10.6)	(11.1)
Total amount accrued	$(9.5)	$(16.9)	$12.2	$18.2
Amounts recognized in AOCL consist of:
Actuarial loss	$32.4	$34.1	$68.8	$64.1
Prior service cost	—	—	2.2	2.3
Total amount recognized	$32.4	$34.1	$71.0	$66.4

	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
	2025	2024	2025	2024
Total change in other comprehensive loss attributable to:
Net loss during the period	$—	$(0.5)	$(6.5)	$(0.7)
Reclassification to net earnings	1.7	1.7	2.5	2.3
Foreign currency translation	—	—	(0.6)	(5.9)
Total change in other comprehensive loss	$1.7	$1.2	$(4.6)	$(4.3)
Weighted average assumptions used in development of projected benefit obligation:
Discount rate	4.94%	4.62%	5.50%	4.86%

	U.S. Defined Benefit Pension Plans			International Defined Benefit Pension Plans
	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost:
Interest cost	$3.1	$3.7	$3.6	$5.5	$5.9	$6.2
Expected return on plan assets	(2.3)	(2.2)	(2.5)	(5.8)	(5.7)	(5.5)
Net amortization	1.7	1.7	1.8	2.5	2.3	2.0
Net periodic benefit cost	$2.5	$3.2	$2.9	$2.2	$2.5	$2.7
Weighted average assumptions used in development of net periodic benefit cost:
Weighted average discount rate - interest cost	4.37%	5.46%	4.87%	4.70%	5.38%	5.29%
Expected return on plan assets	4.25%	4.25%	4.50%	4.25%	4.42%	3.91%

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

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

	U.S. Defined Benefit Pension Plans	International Defined Benefit Pension Plans
Other information:
Plan asset allocations:
Target for September 30, 2026:
Equity securities	17%	—%
Debt securities	78%	—%
Real estate securities	3%	—%
Cash and cash equivalents	2%	15%
Insurance contracts	—%	85%
September 30, 2025
Equity securities	17%	—%
Debt securities	69%	—%
Real estate securities	3%	—%
Cash and cash equivalents	11%	15%
Insurance contracts	—%	85%
September 30, 2024
Equity securities	19%	—%
Debt securities	74%	—%
Real estate securities	2%	—%
Cash and cash equivalents	5%	15%
Insurance contracts	—%	85%

Expected company contributions in fiscal 2026	$2.6	$1.0
Expected future benefit payments:
2026	$7.3	$7.6
2027	6.8	7.6
2028	6.6	7.7
2029	6.4	8.0
2030	6.2	8.2
2031 – 2035	27.0	41.1

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following tables set forth the fair value of the Company’s pension plan assets, segregated by level within the fair value hierarchy:

	Fair Value Hierarchy Level	U.S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans
		2025	2024	2025	2024
Cash and cash equivalents	Level 1	$6.5	$2.6	$19.0	$21.9
Insurance contracts	Level 3	—	—	108.0	119.5
Total assets in the fair value hierarchy		$6.5	$2.6	$127.0	$141.4
Common collective trusts measured at net asset value
Real estate		$1.6	$1.4	$—	$—
Equities		10.1	10.9	—	—
Fixed income		41.2	42.4	—	—
Total common collective trusts measured at net asset value		52.9	54.7	—	—
Total assets at fair value		$59.4	$57.3	$127.0	$141.4
The carrying value of cash equivalents approximated their aggregate fair value as of September 30, 2025 and 2024. The valuation of the buy-in insurance policies was calculated on an insurer pricing basis updated for changes in market implied insurance pricing, market rates and inflation, and was estimated using unobservable inputs. Common collective trusts are not publicly traded and were valued at a net asset value unit price determined by the portfolio’s sponsor based on the fair value of underlying assets held by the common collective trust on September 30, 2025 and 2024. The common collective trusts hold underlying investments that have prices derived from quoted prices in active markets. The underlying assets are principally marketable equity and fixed income securities.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 9.  ASSOCIATE MEDICAL BENEFITS
The Company provides comprehensive major medical benefits to its associates. The Company is self-insured for certain health benefits up to $1.0 per occurrence per individual. The cost of such benefits is recognized as expense in the period the claim is incurred and was $45.4, $42.5 and $40.1 in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
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

	2025	2024
Change in Accumulated Plan Benefit Obligation (“APBO”):
Benefit obligation at beginning of year	$13.8	$13.3
Service cost	0.1	0.1
Interest cost	0.5	0.8
Plan participants’ contributions	0.2	0.3
Actuarial loss	0.1	1.5
Benefits paid	(1.9)	(2.2)
Benefit obligation at end of year	$12.8	$13.8
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1.7	1.9
Plan participants’ contributions	0.2	0.3
Gross benefits paid	(1.9)	(2.2)
Fair value of plan assets at end of year	$—	$—
Unfunded status at end of year	$(12.8)	$(13.8)

	2025	2024
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$(1.3)	$(1.3)
Non-current liabilities	(11.5)	(12.5)
Total amount accrued	$(12.8)	$(13.8)
Amounts recognized in accumulated other comprehensive (income) loss consist of:
Actuarial gain	$(1.2)	$(1.3)
Total accumulated other comprehensive income	$(1.2)	$(1.3)
Total change in other comprehensive income attributable to:
Loss during the period	$(0.1)	$(1.5)
Reclassification to net earnings	—	(0.6)
Total change in other comprehensive income	$(0.1)	$(2.1)

Discount rate used in development of APBO	5.04%	4.86%
Net periodic benefit cost was $0.7, $0.3 and $0.7 during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. For measurement as of September 30, 2025, management has assumed that health care costs will increase at an annual rate of 7.50%, and thereafter decrease to an ultimate trend rate of 4.50% in 2032.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following benefit payments under the plan are expected to be paid by the Company and the retirees for the fiscal years indicated:

	Gross Benefit Payments	Retiree Contributions	Net Company Payments
2026	$1.6	$(0.3)	$1.3
2027	1.7	(0.4)	1.3
2028	1.8	(0.5)	1.3
2029	1.9	(0.6)	1.3
2030	1.9	(0.6)	1.3
2031 – 2035	8.6	(3.2)	5.4

NOTE 10.  DEBT
The components of debt are as follows:

	September 30,
	2025	2024
Credit Facilities:
Term loans	$500.0	$625.0
Senior Notes due 2031 – 4.000%	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0
Finance lease obligations	14.5	17.8
Other	5.2	—
Total debt	2,119.7	2,242.8
Less current portions	57.2	52.6
Less unamortized debt issuance costs	13.3	16.0
Long-term debt	$2,049.2	$2,174.2
As of September 30, 2025, the Company’s aggregate scheduled maturities of debt by fiscal year, excluding finance lease obligations, are as follows:

2026	$55.2
2027	700.0
2028	—
2029	—
2030	450.0
Thereafter	900.0
$2,105.2
Credit Facilities
On April 8, 2022, the Company entered into the Sixth A&R Credit Agreement, which provided the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,500.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $1,000.0.
At September 30, 2025, the Company had letters of credit outstanding in the aggregate principal amount of $83.1, and had $1,166.9 of borrowing availability under the Sixth A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 7.9%, 9.1% and 7.6% for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
During fiscal 2025 and fiscal 2024, the Company used available cash on hand to make prepayments on the term loan of the Sixth A&R Credit Agreement in the amount of $75.0 and $250.0, respectively, which was applied to the outstanding principal amount.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The Sixth A&R Credit Agreement, as amended on June 8, 2022 and July 31, 2023, contained, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters. The maximum permitted leverage ratio was 4.75 for the fourth quarter of fiscal 2025. The Company’s leverage ratio was 4.10 at September 30, 2025. The Sixth A&R Credit Agreement also contained an affirmative covenant regarding the Company’s fixed charge coverage ratio determined as of the end of each of its fiscal quarters. The minimum required fixed charge coverage ratio was 1.00. The Company’s fixed charge coverage ratio was 1.42 for the twelve months ended September 30, 2025.
On November 21, 2025, the Company entered into the Seventh A&R Credit Agreement, providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,000.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $500.0. The Seventh A&R Credit Agreement also provides the Company with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 plus an unlimited additional amount, subject to certain specified financial and other conditions. The Seventh A&R Credit Agreement replaces the Sixth A&R Credit Agreement and will terminate on November 21, 2030. The Seventh A&R Credit Agreement will be available for issuance of letters of credit up to $100.0. The terms of the Seventh A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants and events of default.
Borrowings under the Seventh A&R Credit Agreement bear interest at variable rates derived from the prevailing U.S. Prime Rate, Federal Reserve Bank of New York Rate, Secured Overnight Financing Rate, Euro Interbank Offered Rate, Canadian Prime Rate or Canadian Overnight Repo Rate Average (all as defined in the Seventh A&R Credit Agreement), based on the Company’s election, plus a spread that depends on the Company’s quarterly-tested leverage ratio.
The Seventh A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters, calculated as average total indebtedness, divided by the Company’s Adjusted EBITDA. The maximum permitted leverage ratio is 5.00 for the first quarter of fiscal 2026 and thereafter. The Seventh A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA divided by interest expense, as described in the Seventh A&R Credit Agreement. The minimum required interest coverage ratio is (i) 3.00 for each of the fiscal quarters within fiscal 2026, (ii) 3.25 for each of the fiscal quarters within fiscal 2027 and (iii) 3.50 for fiscal quarters thereafter.
The Seventh A&R Credit Agreement allows the Company to make unlimited restricted payments (as defined in the Seventh A&R Credit Agreement), including dividend payments on, and repurchases of, Common Shares, as long as the leverage ratio resulting from the making of such restricted payments is 4.00 or less. Otherwise, the Company is limited to restricted payments in an aggregate amount for each fiscal year not to exceed $225.0.
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

The Senior Notes contain an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA divided by interest expense excluding costs related to refinancings. The minimum required interest coverage ratio is 2.00. The Company’s interest coverage ratio was 4.78 for the twelve months ended September 30, 2025.
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
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of September 30, 2025 and 2024 had a maximum total U.S. dollar equivalent notional amount of $450.0. During fiscal 2024, the Company terminated an interest rate swap agreement in exchange for a cash payment of $11.0. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at September 30, 2025 are shown in the table below:

Notional Amount ($)		Effective Date (a)	Expiration Date	Fixed Rate
150		6/7/2023	4/7/2027	3.37%
50		6/7/2023	4/7/2027	3.34%
100	(b)	11/20/2023	3/22/2027	4.74%
150	(b)	9/20/2024	9/20/2029	4.25%
100		4/8/2027	4/8/2030	3.40%
(a)The effective date refers to the date on which interest payments are first hedged by the applicable swap agreement.
(b)Notional amount adjusts in accordance with a specified seasonal schedule. This represents the maximum notional amount at any point in time.
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt, including the impact of interest rate swaps, were 5.3%, 5.8% and 5.4% for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

NOTE 11.  EQUITY (DEFICIT)
Authorized and issued shares consisted of the following (in millions):

September 30,
	2025	2024
Preferred shares, no par value:
Authorized	0.2 shares	0.2 shares
Issued	0.0 shares	0.0 shares
Common shares, no par value, $0.01 stated value per share:
Authorized	100.0 shares	100.0 shares
Issued	68.1 shares	68.1 shares
In fiscal 1995, The Scotts Company merged with Stern’s Miracle-Gro Products, Inc. (“Miracle-Gro”). At September 30, 2025, the former shareholders of Miracle-Gro, including the Hagedorn Partnership, L.P., owned approximately 23% of Scotts Miracle-Gro’s outstanding Common Shares and, therefore, have the ability to significantly influence the election of directors and other actions requiring the approval of Scotts Miracle-Gro’s shareholders.

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
Accumulated Other Comprehensive Loss
Changes in AOCL by component were as follows for the fiscal years ended September 30:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Loss On Securities	Pension and Other Post- Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2022	$(28.9)	$33.3	$(79.7)	$(69.3)	$(144.6)
Other comprehensive income (loss) before reclassifications	7.0	5.6	(34.9)	(2.5)	(24.8)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(23.3)	101.3	(1.6)	76.4
Income tax benefit (expense)	—	4.5	(25.3)	1.0	(19.8)
Net current period other comprehensive income (loss)	7.0	(13.2)	41.1	(3.1)	31.8
Balance at September 30, 2023	(21.9)	20.1	(38.6)	(72.4)	(112.8)
Other comprehensive income (loss) before reclassifications	0.6	(10.6)	(40.4)	(2.8)	(53.2)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(9.7)	64.6	(2.7)	52.2
Income tax benefit (expense)	—	5.1	—	1.4	6.5
Net current period other comprehensive income (loss)	0.6	(15.2)	24.2	(4.1)	5.5
Balance at September 30, 2024	(21.3)	4.9	(14.4)	(76.5)	(107.3)
Other comprehensive income (loss) before reclassifications	(0.5)	3.9	(3.5)	(6.5)	(6.6)
Amounts reclassified from accumulated other comprehensive net income (loss)	9.5	(9.9)	—	2.1	1.7
Income tax benefit (expense)	—	1.5	—	1.1	2.6
Net current period other comprehensive income (loss)	9.0	(4.5)	(3.5)	(3.4)	(2.4)
Balance at September 30, 2025	$(12.2)	$0.3	$(17.9)	$(79.9)	$(109.7)
The sum of the components may not equal due to rounding.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Share-Based Awards
In January 2024, the shareholders of Scotts Miracle-Gro approved an amendment and restatement of The Scotts Miracle-Gro Company Long-Term Incentive Plan. The Company is authorized under this plan to grant up to approximately 7.9 million Common Shares, which includes an estimate of the number of Common Shares subject to outstanding awards under the plan that terminate, expire or are cancelled, forfeited, exchanged or surrendered without having been exercised, vested or paid. At September 30, 2025, approximately 2.9 million Common Shares were not subject to outstanding awards and were available to underlie the grant of new share-based awards. Common Shares held in treasury totaling 0.6 million, 0.3 million and 0.4 million were reissued in support of share-based compensation awards under this plan and employee purchases under the employee stock purchase plan during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Total share-based compensation was as follows for each of the periods indicated:

	Year Ended September 30,
	2025	2024	2023
Share-based compensation	$70.5	$79.8	$68.1
Related tax benefit recognized	13.3	14.8	15.6

Stock Options
Stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Awards outstanding at September 30, 2024	2,377,672	$65.03	7.5 years
Granted	498,810	71.60
Exercised	(173,943)	58.96
Forfeited	(174,871)	70.20
Awards outstanding at September 30, 2025	2,527,668	66.43	7.3 years	$7.7
Exercisable	491,392	107.44	4.3 years	0.4
The weighted average fair value per share of each option granted during fiscal 2025, fiscal 2024 and fiscal 2023 was $21.95, $15.25 and $14.25, respectively. The total intrinsic value of options exercised during fiscal 2025 and fiscal 2024 was $2.1 and $0.6, respectively. There were no options exercised during fiscal 2023. As of September 30, 2025, there was $7.8 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options that is expected to be recognized over a weighted-average period of 1.6 years. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $11.9, $3.8 and $2.3 for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
The weighted average assumptions used in the estimation of fair value for option awards granted during fiscal 2025 are as follows:

Expected volatility	39.6%
Risk-free interest rate	4.2%
Expected dividend yield	3.3%
Expected life	6.1 years

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2024	766,384	$68.54
Granted	392,164	70.39
Vested	(662,478)	74.83
Forfeited	(17,146)	70.44
Awards outstanding at September 30, 2025	478,924	61.28
The weighted-average grant-date fair value of restricted share-based awards granted during fiscal 2025, fiscal 2024 and fiscal 2023 was $70.39, $55.12 and $59.48 per share, respectively. As of September 30, 2025, there was $7.1 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share-based awards that is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of restricted share-based awards vested during fiscal 2025, fiscal 2024 and fiscal 2023 was $53.1, $4.6 and $11.2, respectively.
For fiscal 2025, the Company granted short-term equity incentive compensation awards to certain associates in the form of restricted share-based award units in lieu of cash-based annual incentive awards. Subsequent to September 30, 2025, awards representing 0.3 million Common Shares were granted and vested on the incentive payout date. The number of restricted share-based award units that the Company ultimately issued to participating associates was based on the incentive payout amount determined for each employee that was then converted into a variable number of restricted share-based award units based on the fair value of the Common Shares on the grant date. The awards were classified as liability awards and, as of September 30, 2025, the Company had accrued $20.2 in the “Other current liabilities” line in the Consolidated Balance Sheets and there was $0.0 unrecognized pre-tax compensation cost associated with these awards. The units associated with these awards are excluded from the table above.
Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2024	409,430	$86.61
Granted	147,787	71.35
Forfeited	(112,469)	113.50
Awards outstanding at September 30, 2025	444,748	75.38
The weighted-average grant-date fair value of performance-based award units granted during fiscal 2025, fiscal 2024 and fiscal 2023 was $71.35, $74.57 and $66.00 per share, respectively. As of September 30, 2025, there was $6.7 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based award units that is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of performance-based award units vested during fiscal 2024 and fiscal 2023 was $10.6 and $17.4, respectively.
During fiscal 2025, the Company granted performance-based award units with a three-year vesting period that include a performance target based on the Company’s absolute total shareholder return, among other financial targets. Details of the assumptions used in the estimation of fair value for these awards are as follows:

Expected volatility	38.6%
Risk-free interest rate	4.2%

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Restricted shares issued to vendor
During fiscal 2024 and fiscal 2023, the Company issued 0.3 million and 0.8 million restricted shares, respectively, with a weighted-average grant date fair value of $69.88 and $52.44 per share, respectively, out of its treasury shares to a vendor in exchange for advertising services. As of September 30, 2025, there was $0.0 of total unrecognized pre-tax compensation cost related to these restricted shares.

NOTE 12.  EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted net income (loss) per common share for the periods indicated:

	Year Ended September 30,
	2025	2024	2023
Net income (loss)	$145.2	$(34.9)	$(380.1)
Basic net income (loss) per common share:
Weighted-average common shares outstanding during the period	57.6	56.8	56.0
Basic net income (loss) per common share	$2.52	$(0.61)	$(6.79)
Diluted net income (loss) per common share:
Weighted-average common shares outstanding during the period	57.6	56.8	56.0
Dilutive potential common shares	1.1	—	—
Weighted-average number of common shares outstanding and dilutive potential common shares	58.7	56.8	56.0
Diluted net income (loss) per common share	$2.47	$(0.61)	$(6.79)

Antidilutive stock options outstanding	0.5	0.4	0.4
Diluted average common shares used in the diluted net income per common share calculation for fiscal 2025 were 58.7 million, which included dilutive potential common shares of 1.1 million. Diluted average common shares used in the diluted net loss per common share calculation for fiscal 2024 and fiscal 2023 were 56.8 million and 56.0 million, respectively, which excluded potential common shares of 0.9 million and 0.4 million, respectively, because the effect of their inclusion would be anti-dilutive as the Company incurred a net loss for fiscal 2024 and 2023.

NOTE 13.  INCOME TAXES
The provision (benefit) for income taxes consisted of the following:

	Year Ended September 30,
	2025	2024	2023
Current:
Federal	$(5.4)	$2.4	$3.7
State	2.5	2.5	0.6
Foreign	2.6	(5.3)	1.6
Total current	(0.3)	(0.4)	5.9
Deferred:
Federal	60.3	11.6	(62.1)
State	10.1	(3.8)	(5.2)
Foreign	6.4	3.9	(11.8)
Total deferred	76.8	11.7	(79.1)
Income tax expense (benefit)	$76.5	$11.3	$(73.2)

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The domestic and foreign components of income (loss) before income taxes were as follows:

	Year Ended September 30,
	2025	2024	2023
Domestic	$249.1	$(10.8)	$(376.2)
Foreign	(27.4)	(12.8)	(77.1)
Income (loss) before income taxes	$221.7	$(23.6)	$(453.3)
A reconciliation of the federal corporate income tax rate and the effective tax rate on income (loss) before income taxes is summarized below:

	Year Ended September 30,
	2025	2024	2023
Statutory income tax rate	21.0%	21.0%	21.0%
Effect of foreign operations	0.3	(2.0)	0.2
State taxes, net of federal benefit	5.5	8.0	3.2
Effect of other permanent differences	2.2	(32.8)	(0.8)
Research and Experimentation and other federal tax credits	(0.3)	2.9	0.2
Effect of tax contingencies	(0.5)	3.7	0.1
Change in valuation allowances	5.4	(57.4)	(8.7)
Other	0.9	8.7	1.0
Effective income tax rate	34.5%	(47.9)%	16.2%
Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The components of the deferred income tax assets and liabilities were as follows:

	September 30,
	2025	2024
DEFERRED TAX ASSETS
Lease liabilities	$69.4	$67.6
Outside basis difference in equity investments	62.7	23.1
Interest limitation carryforward	59.6	55.9
Accrued liabilities	43.8	43.2
Net operating loss carryovers	39.6	56.4
Foreign tax credit carryovers	13.7	15.2
Intangible assets	13.6	62.2
Inventories	13.4	16.1
Convertible debt investments	4.7	43.6
Other	22.2	22.4
Gross deferred tax assets	342.7	405.7
Valuation allowance	(96.8)	(96.5)
Total deferred tax assets	245.9	309.2
DEFERRED TAX LIABILITIES
Lease right-of-use assets	(65.0)	(62.0)
Property, plant and equipment	(62.3)	(58.5)
Other	(5.1)	(4.4)
Total deferred tax liabilities	(132.4)	(124.9)
Net deferred tax asset	$113.5	$184.3

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

At September 30, 2025 and 2024, after netting by taxing jurisdiction, net deferred tax assets of $121.1 and $191.3, respectively, were recorded in the “Other assets” line in the Consolidated Balance Sheets, and net deferred tax liabilities of $7.6 and $7.0, respectively, were recorded in the “Other liabilities” line in the Consolidated Balance Sheets.
GAAP requires that a valuation allowance be recorded against a deferred tax asset if it is more likely than not that the tax benefit associated with the asset will not be realized in the future. As shown in the table above, valuation allowances were recorded against $96.8 and $96.5 of deferred tax assets as of September 30, 2025 and 2024, respectively. Most of these valuation allowances relate to outside basis differences in equity investments, tax credits and net operating losses (“NOLs”), as explained further below.
Deferred tax assets related to unrealized losses on convertible debt investments were $4.7 and $43.6 at September 30, 2025 and 2024, respectively. A full valuation allowance was recorded against these losses at September 30, 2025 and 2024 as the Company does not expect to utilize them prior to their expiration. The decrease was due to the Company’s exchange of its RIV Capital convertible debt investment for non-voting exchangeable shares of FLUENT during fiscal 2025. As a result of this exchange, the deferred tax assets that were previously associated with unrealized losses on the RIV Capital convertible debt investment are now associated with outside basis differences in the FLUENT equity investment. Deferred tax assets related to outside basis differences in equity investments were $62.7 and $23.1 at September 30, 2025 and 2024, respectively. A valuation allowance in the amount of $42.3 and $0.0 was recorded against outside basis differences the Company does not expect to utilize at September 30, 2025 and 2024, respectively.
Deferred tax assets related to foreign tax credits were $13.7 and $15.2 at September 30, 2025 and 2024, respectively. A full valuation allowance was recorded against these credits as of September 30, 2025 and 2024 as the Company does not expect to utilize them prior to their expiration. Tax benefits associated with state tax credits will also expire if not utilized and amounted to $1.0 and $1.0 at September 30, 2025 and 2024, respectively. A valuation allowance in the amount of $0.8 and $0.8 was recorded at September 30, 2025 and 2024, respectively, related to state credits the Company does not expect to utilize.
Deferred tax assets related to certain federal NOLs subject to limitation under IRC §382 from current and prior ownership changes were $8.6 and $9.9 at September 30, 2025 and 2024, respectively. These NOLs will be subject to expiration gradually from fiscal year end 2025 through fiscal year end 2032. The Company determined that a portion of these deferred tax assets will expire unutilized due to the closing of statutes of limitation and has recorded a valuation allowance of $8.4 and $9.7 at September 30, 2025 and 2024, respectively. The Company had deferred tax assets related to federal NOLs not subject to limitation of $10.8 at September 30, 2025, which can be utilized to reduce future years’ tax liabilities.
Deferred tax assets related to foreign NOLs of certain controlled foreign corporations were $2.9 and $6.8 as of September 30, 2025 and 2024, respectively. Due to a history of losses, a valuation allowance of $2.9 and $4.6 has been recorded against these deferred tax assets as of September 30, 2025 and 2024, respectively. A valuation allowance has also been recorded against deferred tax assets related to other foreign items of $13.4 and $13.0 at September 30, 2025 and 2024, respectively.
Deferred tax assets related to state NOLs were $17.3 and $19.1 as of September 30, 2025 and 2024, respectively, with carryforward periods ranging from 5 to unlimited years. Any losses not utilized within a specific state’s carryforward period will expire. A valuation allowance was recorded against $7.7 and $7.0 of these deferred tax assets as of September 30, 2025 and 2024, respectively, for state NOLs that the Company does not expect to realize within their respective carryforward periods. A valuation allowance has also been recorded against deferred tax assets related to other state items of $2.9 and $2.6 at September 30, 2025 and 2024, respectively.
As of September 30, 2025, the Company maintains its assertions of indefinite reinvestment of the earnings of all material foreign subsidiaries.
The Company had $22.8, $25.7 and $34.6 of gross unrecognized tax benefits related to uncertain tax positions at September 30, 2025, 2024 and 2023, respectively. Included in the September 30, 2025, 2024 and 2023 balances were $21.4, $23.1 and $31.1, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended September 30,
	2025	2024	2023
Balance at beginning of year	$25.7	$34.6	$35.8
Additions for tax positions of the current year	0.2	0.2	0.2
Additions for tax positions of prior years	—	0.1	3.8
Reductions for tax positions of prior years	—	(3.7)	(0.2)
Settlements with tax authorities	—	(0.7)	(0.1)
Expiration of statutes of limitation	(3.1)	(4.8)	(4.9)
Balance at end of year	$22.8	$25.7	$34.6

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of September 30, 2025, 2024 and 2023, the Company had $6.7, $5.8 and $3.9, respectively, accrued for the payment of interest that, if recognized, would impact the effective tax rate. The Company had $1.1, $1.1 and $1.3 accrued for the payment of penalties as of September 30, 2025, 2024 and 2023, respectively.
Scotts Miracle-Gro or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Subject to the following exceptions, the Company is no longer subject to examination by these tax authorities for fiscal years prior to 2022. There are currently no ongoing audits with respect to the U.S. federal jurisdiction. With respect to foreign jurisdictions, a Canadian audit covering fiscal years 2020 through 2021 and a United Kingdom audit covering fiscal year 2023 are in process. The Company is currently under examination by certain U.S. state and local tax authorities covering various periods from fiscal years 2018 through 2023. In addition to the aforementioned audits, certain other tax deficiency notices and refund claims for previous years remain unresolved.
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitations. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2025 and others implemented through fiscal year 2027. The corporate tax changes included in OBBBA did not have a material impact on the effective tax rate during fiscal 2025 and the Company does not anticipate a material impact on the effective tax rate in future periods.

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
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $100.4 and $148.4 at September 30, 2025 and 2024, respectively. Contracts outstanding at September 30, 2025 will mature over the next fiscal quarter.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that were hedging interest payments as of September 30, 2025 and 2024 had a maximum total U.S. dollar equivalent notional amount of $450.0. Refer to “NOTE 10. DEBT” for the terms of the swap agreements outstanding at September 30, 2025. Included in the AOCL balance at September 30, 2025 was a gain of $2.7 related to interest rate swap agreements that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Included in the AOCL balance at September 30, 2025 was a gain of $0.3 related to commodity hedges that is expected to be reclassified to earnings during the next twelve months, consistent with the timing of the underlying hedged transactions.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

September 30,
	2025	2024
Commodity
Urea	49,500 tons	51,000 tons
Diesel	2,478,000 gallons	1,092,000 gallons
Heating Oil	1,050,000 gallons	42,000 gallons
Fair Values of Derivative Instruments
The fair values of the Company’s derivative instruments, which represent Level 2 fair value measurements, were as follows:

		Assets / (Liabilities)
		2025	2024
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Interest rate swap agreements	Prepaid and other current assets	$0.5	$0.9
	Other current liabilities	(0.8)	(0.2)
	Other liabilities	(3.2)	(5.1)
Commodity hedging instruments	Prepaid and other current assets	—	0.8
	Other current liabilities	(1.1)	—
Total derivatives designated as hedging instruments		$(4.6)	$(3.6)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location
Currency forward contracts	Prepaid and other current assets	$—	$0.1
	Other current liabilities	(0.3)	(4.0)
Commodity hedging instruments	Other current liabilities	(0.1)	—
Total derivatives not designated as hedging instruments		(0.4)	(3.9)
Total derivatives		$(5.0)	$(7.5)

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The effect of derivative instruments on AOCL, net of tax, and the Consolidated Statements of Operations for the years ended September 30 was as follows:

	Amount of Gain / (Loss) Recognized in AOCL
Derivatives in Cash Flow Hedging Relationships	2025	2024
Interest rate swap agreements	$2.3	$(7.1)
Commodity hedging instruments	0.6	(0.8)
Total	$2.9	$(7.9)

	Reclassified from AOCL into	Amount of Gain / (Loss)
Derivatives in Cash Flow Hedging Relationships	Statement of Operations	2025	2024
Interest rate swap agreements	Interest expense	$5.9	$11.7
Commodity hedging instruments	Cost of sales	1.5	(4.4)
Total		$7.4	$7.3

	Recognized in	Amount of Gain / (Loss)
Derivatives Not Designated as Hedging Instruments	Statement of Operations	2025	2024
Currency forward contracts	Other income / expense, net	$(0.3)	$(9.6)
Commodity hedging instruments	Cost of sales	(0.2)	(2.0)
Total		$(0.5)	$(11.6)

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
The fair values of convertible debt investments are determined using scenario-based internally developed valuation models that consider a probability-weighted assessment of possible future cash flows related to the debt component and the conversion component of the instruments, discounted to present value using an appropriate discount rate. The valuation models and related assumptions require significant judgment. The assumptions are impacted by economic conditions and expectations of management and may change in the future based on period specific facts and circumstances.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Debt Instruments
Debt instruments are recorded at cost. The interest rate on borrowings under the Sixth A&R Credit Agreement fluctuates in accordance with the terms of the Sixth A&R Credit Agreement and thus the carrying value is a reasonable estimate of fair value. The fair values of the Senior Notes are determined based on quoted market prices.
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		2025		2024
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$25.3	$25.3	$51.2	$51.2
Other
Investment securities in non-qualified retirement plan assets	Level 1	32.6	32.6	32.4	32.4
Convertible debt investments	Level 3	24.6	24.6	45.8	45.8

Liabilities
Debt instruments
Credit facilities – term loans	Level 2	500.0	500.0	625.0	625.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	459.4	500.0	456.3
Senior Notes due 2032 – 4.375%	Level 2	400.0	367.0	400.0	370.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	437.1	450.0	432.0
Senior Notes due 2026 – 5.250%	Level 2	250.0	249.4	250.0	248.8
Other debt	Level 2	5.2	5.2	—	—
Changes in the balance of Level 3 convertible debt investments carried at fair value are presented below. There were no transfers into or out of Level 3.

	Year Ended September 30,
	2025	2024
Fair value at beginning of year	$45.8	$85.8
Total realized / unrealized gains (losses) included in net earnings	(7.0)	(64.2)
Total realized / unrealized gains / losses included in / reclassified from OCI	(3.5)	24.2
Exchange for non-voting exchangeable shares of FLUENT	(10.7)	—
Fair value at end of year	$24.6	$45.8
On December 18, 2024, the Company exchanged its convertible debt investment in RIV Capital for non-voting exchangeable shares of FLUENT. Refer to “NOTE 7. INVESTMENT IN UNCONSOLIDATED AFFILIATES” for further details.
During fiscal 2024, the Company concluded it had the intent to exchange its RIV Capital convertible debt investment for non-voting exchangeable shares of FLUENT, and remeasured the investment at the fair value of the non-voting exchangeable shares that the Company expected to receive. This resulted in the recognition of a non-cash, pre-tax other-than-temporary impairment charge of $64.6 in the “Impairment, restructuring and other” line in the Consolidated Statements of Operations. In addition, the previously recorded allowance for credit losses associated with the RIV Capital convertible debt investment of $99.4 was written off and the amortized cost basis was written down to the investment’s fair value.
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

The amortized cost basis of convertible debt investments was $44.4 and $62.1 at September 30, 2025 and 2024, respectively. At September 30, 2025 and 2024, gross unrealized losses on convertible debt investments were $19.8 and $16.4, respectively, and there were no gross unrealized gains. These investments have been in a continuous unrealized loss position for greater than 12 months as of September 30, 2025. The allowance for expected credit losses was $1.9 at September 30, 2025 and 2024. At September 30, 2025, the weighted-average period until scheduled maturity of the Company’s convertible debt investments was 4.0 years.
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

	Year Ended September 30,
	2025	2024
Balance at beginning of year	$1.9	$101.3
Reductions for securities sold / exchanged	—	(99.4)
Balance at end of year	$1.9	$1.9

NOTE 16.  LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At September 30, 2025, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $69.3. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the consolidated financial statements for fiscal 2025.
The Company leases certain vehicles (primarily cars and light trucks) under agreements that are cancellable after the first year, but typically continue on a month-to-month basis until canceled by the Company. The vehicle leases and certain other non-cancelable operating leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. If all such vehicle leases had been canceled as of September 30, 2025, the Company’s residual value guarantee would have approximated $4.1.
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	September 30, 2025	September 30, 2024
Operating leases:
Right-of-use assets	Other assets	$256.3	$265.4

Current lease liabilities	Other current liabilities	71.6	75.3
Non-current lease liabilities	Other liabilities	202.2	215.8
Total operating lease liabilities		$273.8	$291.1

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$11.7	$15.2

Current lease liabilities	Current portion of debt	2.0	2.6
Non-current lease liabilities	Long-term debt	12.5	15.2
Total finance lease liabilities		$14.5	$17.8

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

Components of lease cost were as follows:

	Year Ended September 30,
	2025	2024	2023
Operating lease cost (a)	$86.8	$85.8	$92.3
Variable lease cost	27.0	30.3	28.6

Finance lease cost
Amortization of right-of-use assets	2.6	2.6	3.0
Interest on lease liabilities	0.7	0.8	0.8
Total finance lease cost	$3.3	$3.4	$3.8
(a)Operating lease cost includes amortization of right-of-use assets of $69.6, $70.4 and $81.0 for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Short-term lease expense is excluded from operating lease cost and was $4.5, $6.1 and $6.6 for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Year Ended September 30,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$96.5	$99.2	$93.0
Operating cash flows from finance leases	0.7	0.8	0.8
Financing cash flows from finance leases	2.3	2.3	2.7

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$61.9	$77.0	$90.4
Finance leases	0.4	3.4	—
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (in years):
Operating leases	5.0	5.2
Finance leases	7.8	8.1

Weighted-average discount rate:
Operating leases	7.0%	5.9%
Finance leases	4.6%	4.7%
Maturities of lease liabilities by fiscal year for the Company’s leases as of September 30, 2025 were as follows:

Year	Operating Leases	Finance Leases
2026	$87.5	$2.6
2027	65.8	2.4
2028	55.6	2.0
2029	40.6	1.7
2030	25.6	1.7
Thereafter	51.3	7.0
Total lease payments	326.4	17.4
Less: Imputed interest	(52.6)	(2.9)
Total lease liabilities	$273.8	$14.5

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

NOTE 17.  COMMITMENTS
At September 30, 2025, the Company had the following unconditional purchase obligations by purchase date that have not been recognized in the Consolidated Balance Sheet:

2026	$236.6
2027	194.6
2028	125.2
2029	97.9
2030	18.5
Thereafter	75.0
$747.8
The Company is a party to certain purchase obligations, which are defined as purchase agreements that are enforceable and legally binding and that contain specified or determinable significant terms, including quantity, price and the approximate timing of the transaction. For purchase obligations subject to variable price and/or quantity provisions, an estimate of the price and/or quantity must be made. Examples of the Company’s purchase obligations include commitments for materials used in the Company’s manufacturing processes, including urea and packaging, as well as commitments for warehouse services, grass seed, marketing services and information technology services.

NOTE 18.  CONTINGENCIES
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
Regulatory Matters
At September 30, 2025, the Company had recorded liabilities of $3.1 for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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

On June 6, 2024, a purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03132) on behalf of a proposed class of purchasers of Common Shares between November 3, 2021, and August 1, 2023. On July 26, 2024, another purported shareholder filed a lawsuit in the United States District Court for the Southern District of Ohio (Case No. 2:24-cv-03766) on behalf of a proposed class of purchasers of Common Shares between June 2, 2021, and August 1, 2023. The lawsuits were consolidated by the court as In re The Scotts Miracle-Gro Company Securities Litigation (Case No. 2:24-cv-03132). The amended consolidated complaint was filed on May 9, 2025 on behalf of a proposed class of purchasers of Common Shares between May 5, 2021, and August 1, 2023, and asserts claims under Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act against the Company and certain of its current and former officers based on alleged misstatements about the Company’s inventories, sales and business prospects. The action seeks, among other things, unspecified monetary damages, reasonable costs and expenses and equitable/injunctive or other relief as deemed appropriate by the Court. The Company believes that the claims asserted are without merit and intends to vigorously defend the action.
Beginning in July 2024, purported shareholders filed a series of shareholder derivative lawsuits in state and federal courts in Ohio against certain of the Company’s current and former directors and officers. The lawsuits include allegations that generally mirror those asserted in the securities lawsuits described above and assert claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The federal lawsuits also assert claims under the Exchange Act. The actions seek a judgment in favor of the Company for unspecified damages, disgorgement, interest and costs and expenses, including attorneys’ and experts’ fees.
The Company is involved in other lawsuits and claims which arise in the normal course of business relating to advertising claims, securities matters, employment disputes and the enforcement and defense of intellectual property rights. These claims individually and in the aggregate are not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 19.  SEGMENT INFORMATION
The Company has three operating segments and two reportable segments: U.S. Consumer and Hawthorne. Management has chosen to organize the entity around differences in product categories and geographic areas. U.S. Consumer consists of the Company’s consumer lawn and garden business in the United States. Hawthorne consists of the Company’s indoor and hydroponic gardening business. Management has chosen to provide separate reportable segment disclosures for Hawthorne notwithstanding the fact that it does not meet any of the quantitative thresholds requiring such disclosure. The Company’s Other operating segment primarily consists of the Company’s consumer lawn and garden business in Canada and does not meet any of the quantitative thresholds requiring separate reportable segment disclosures. This identification of operating segments is consistent with how the segments are managed by the Chairman of the Board & Chief Executive Officer, who has been determined to be the chief operating decision maker (“CODM”) of the Company. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the Company’s operating segments. The accounting policies of the segments are the same as those described in the Company’s summary of significant accounting policies.
The CODM uses Segment Profit (Loss), which is defined as income (loss) before income taxes, amortization, impairment, restructuring and other charges (“Segment Profit (Loss)”), to evaluate segment performance, monitor actual results as compared to plan and inform resource allocation decisions. The Company believes this measure is indicative of performance trends and the overall earnings potential of each segment. Asset information and capital expenditures by segment are not provided to the CODM and they are not utilized for the purposes of assessing performance or allocating resources, and therefore such information has not been presented.
The following table presents net sales by segment and a reconciliation to the Company’s consolidated net sales for the periods indicated:

	Year Ended September 30,
	2025	2024	2023
U.S. Consumer	$2,993.7	$3,013.7	$2,843.7
Hawthorne	165.8	294.7	467.3
Reportable segment total	3,159.5	3,308.4	3,311.0
Other non-reportable operating segment	253.6	244.3	240.3
Consolidated	$3,413.1	$3,552.7	$3,551.3

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following tables present Segment Profit (Loss), including the significant segment expenses provided to the CODM, and a reconciliation to income (loss) before income taxes for the periods indicated:

	Year Ended September 30, 2025
	U.S. Consumer	Hawthorne	Total
Net sales	$2,993.7	$165.8
Adjusted cost of sales (a)	2,008.4	129.6
Adjusted selling, general and administrative (b)	392.1	34.0
Other segment items (c)	20.6	(0.6)
Segment Profit	$572.6	$2.8	$575.4
Other non-reportable operating segment profit			12.7
Corporate			(133.4)
Intangible asset amortization			(12.3)
Total impairment, restructuring and other (d)			(83.8)
Equity in loss of unconsolidated affiliates			(2.8)
Interest expense			(128.8)
Other non-operating expense, net			(5.3)
Income before income taxes			$221.7

	Year Ended September 30, 2024
	U.S. Consumer	Hawthorne	Total
Net sales	$3,013.7	$294.7
Adjusted cost of sales (a)	2,147.8	258.6
Adjusted selling, general and administrative (b)	347.8	51.8
Other segment items (c)	20.1	(1.5)
Segment Profit (Loss)	$498.0	$(14.2)	$483.8
Other non-reportable operating segment profit			4.7
Corporate			(117.7)
Intangible asset amortization			(15.7)
Total impairment, restructuring and other (d)			(146.3)
Equity in loss of unconsolidated affiliates			(68.1)
Interest expense			(158.8)
Other non-operating expense, net			(5.5)
Loss before income taxes			$(23.6)

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

	Year Ended September 30, 2023
	U.S. Consumer	Hawthorne	Total
Net sales	$2,843.7	$467.3
Adjusted cost of sales (a)	2,056.6	446.7
Adjusted selling, general and administrative (b)	334.3	67.3
Other segment items (c)	(1.3)	1.4
Segment Profit (Loss)	$454.1	$(48.1)	$406.0
Other non-reportable operating segment profit			12.4
Corporate			(101.6)
Intangible asset amortization			(25.2)
Total impairment, restructuring and other (d)			(466.0)
Equity in loss of unconsolidated affiliates			(101.1)
Interest expense			(178.1)
Other non-operating income, net			0.3
Loss before income taxes			$(453.3)
(a)“Adjusted cost of sales” is defined as cost of sales excluding intangible asset amortization, and does not include activity classified as impairment, restructuring and other.
(b)“Adjusted selling, general and administrative” is defined as selling, general and administrative expenses excluding intangible asset amortization, and does not include activity classified as impairment, restructuring and other.
(c)Other segment items is comprised of activities such as the discount on sales of accounts receivable under the Master Receivables Purchase Agreement, royalty income from the licensing of certain of the Company’s brand names and foreign exchange transaction gains and losses.
(d)Total impairment, restructuring and other is comprised of the activity classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Consolidated Statements of Operations. Refer to “NOTE 3. IMPAIRMENT, RESTRUCTURING AND OTHER” for further details.
The following tables present certain other segment disclosures for the periods indicated:

	Year Ended September 30,
	2025	2024	2023
Depreciation and amortization:
U.S. Consumer	$54.5	$56.2	$58.2
Hawthorne	13.0	16.7	25.8
Reportable segment total	$67.5	$72.9	$84.0
Share-based compensation:
U.S. Consumer (a)	$38.1	$37.1	$35.3
Hawthorne	2.6	5.3	6.2
Reportable segment total	$40.7	$42.4	$41.5
(a)Includes certain advertising expenses paid for in Common Shares.

Table of Contents	THE SCOTTS MIRACLE-GRO COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Dollars in millions, except per share data)

The following table presents net sales by product category for the periods indicated:

	Year Ended September 30,
	2025	2024	2023
U.S. Consumer:
Growing media and mulch	$1,364.6	$1,310.6	$1,223.7
Lawn care	909.5	929.6	897.4
Controls	392.5	414.6	362.9
Roundup® marketing agreement	159.0	162.4	138.7
Other, primarily gardening	168.1	196.5	221.0
Hawthorne:
Nutrients	66.4	87.2	105.3
Lighting	55.9	108.2	165.9
Growing media	19.4	37.3	67.5
Other, primarily hardware and growing environment	24.1	62.0	128.6
Other:
Growing media	96.9	91.3	93.0
Lawn care	79.1	80.2	75.8
Other, primarily gardening and controls	77.6	72.8	71.5
Total net sales	$3,413.1	$3,552.7	$3,551.3
The Company’s two largest customers accounted for the following percentages of net sales for the fiscal years ended September 30:

	Percentage of Net Sales
	2025	2024	2023
The Home Depot	34%	30%	29%
Lowe’s	18%	18%	18%
Accounts receivable for these two largest customers as a percentage of consolidated accounts receivable were 25% and 18% as of September 30, 2025 and 2024, respectively.
The following table presents net sales by geographic area for the periods indicated:

	Year Ended September 30,
	2025	2024	2023
Net sales:
United States	$3,134.5	$3,247.8	$3,209.5
International	278.6	304.9	341.8
	$3,413.1	$3,552.7	$3,551.3
Other than the United States, no other country accounted for more than 10% of the Company’s net sales for any period presented above.
The following table presents property, plant and equipment by geographic area:

	September 30,
	2025	2024
Property, plant and equipment:
United States	$572.5	$549.4
International	59.1	60.1
	$631.6	$609.5

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2025

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Additions Other	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for expected credit losses	$11.5	$—	$9.0	$(4.5)	$16.0
Income tax valuation allowance	96.5	0.5	12.0	(12.2)	96.8

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2024

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Additions Other	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for expected credit losses	$116.4	$—	$3.7	$(108.6)	$11.5
Income tax valuation allowance	87.7	3.6	13.7	(8.5)	96.5

Schedule II—Valuation and Qualifying Accounts
for the fiscal year ended September 30, 2023

Column A	Column B	Column C	Column D	Column E	Column F
Classification	Balance at Beginning of Period	Additions Other	Additions Charged to Expense	Deductions Credited and Write-Offs	Balance at End of Period
	(In millions)
Valuation and qualifying accounts deducted from the assets to which they apply:
Allowance for expected credit losses	$14.4	$—	$109.6	$(7.6)	$116.4
Income tax valuation allowance	40.7	9.5	37.8	(0.3)	87.7

The Scotts Miracle-Gro Company
Index to Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1(a)	Initial Articles of Incorporation of The Scotts Miracle-Gro Company filed on November 22, 2004	8-K	3.1	March 24, 2005
3.1(b)	Certificate of Amendment by Shareholders to Articles of Incorporation of The Scotts Miracle-Gro Company filed on March 18, 2005	8-K	3.2	March 24, 2005
3.2	Code of Regulations of The Scotts Miracle-Gro Company	8-K	3.3	March 24, 2005
4.1(a)	Indenture, dated as of December 15, 2016, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	December 16, 2016
4.1(b)	First Supplemental Indenture, dated July 17, 2018, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	10.4	August 8, 2018
4.1(c)	Second Supplemental Indenture, dated March 24, 2020, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	May 6, 2020
4.1(d)	Third Supplemental Indenture, dated March 29, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	May 12, 2021
4.1(e)	Fourth Supplemental Indenture, dated June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.1	August 11, 2021
4.1(f)	Form of 5.250% Senior Notes due 2026 (included in Exhibit 4.1)	8-K	4.2	December 16, 2016
4.2(a)	Indenture, dated as of October 22, 2019, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	October 28, 2019
4.2(b)	First Supplemental Indenture, dated March 24, 2020, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.1	May 6, 2020
4.2(c)	Second Supplemental Indenture, dated March 29, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.3	May 12, 2021
4.2(d)	Third Supplemental Indenture, dated June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.2	August 11, 2021
4.2(e)	Form of 4.500% Senior Notes due 2029 (included in Exhibit 4.1)	8-K	4.2	October 28, 2019
4.3(a)	Indenture, dated as of March 17, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	March 17, 2021
4.3(b)	First Supplemental Indenture, dated as of June 24, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	10-Q	4.3	August 11, 2021
4.3(c)	Form of 4.000% Senior Notes due 2031 (included in Exhibit 4.1)	8-K	4.2	March 17, 2021
4.4(a)	Indenture, dated as of August 13, 2021, by and among The Scotts Miracle-Gro Company, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee	8-K	4.1	August 13, 2021
4.4(b)	Form of 4.375% Senior Notes due 2032 (included in Exhibit 4.1)	8-K	4.2	August 13, 2021

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
4.5	Agreement to furnish copies of instruments and agreements defining rights of holders of long-term debt				X
4.6	Description of Capital Stock				X
10.1(a)
Seventh Amended and Restated Credit Agreement, dated as of November 21, 2025, by and among The Scotts Miracle-Gro Company, as a Borrower; the Subsidiary Borrowers (as defined therein); JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., Mizuho Bank, LTD., Wells Fargo Bank, National Association, Truist Bank, PNC Bank, National Association and Capital One, N.A, as Co-Syndication Agents, Farm Credit Canada, TD Bank, N.A., Coöperatieve Rabobank U.A., New York Branch, U.S. Bank National Association and Citizens Bank, N.A., as Co-Documentation Agents; and the several other banks and other financial institutions from time to time parties thereto
		8-K	10.1	November 24, 2025
10.1(b)	Seventh Amended and Restated Guarantee and Collateral Agreement, dated as of November 21, 2025, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Seventh Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.2	November 24, 2025
10.2(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (reflects amendment and restatement of plan formerly known as The Scotts Miracle-Gro Company 2006 Long-Term Incentive Plan) [January 17, 2013 through January 26, 2017]	8-K	10.1	January 24, 2013
10.2(b)†	Form of Standard Nonqualified Stock Option Award Agreement for Employees used to evidence grants made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 17, 2013 through January 26, 2017]	10-Q	10.7	May 7, 2015
10.3(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 27, 2017 through January 23, 2022]	8-K	10.1	January 30, 2017
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
		10-K	10.5(c)	November 22, 2023

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.5(d)†	Form of Standard Performance Unit Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Long-Term Incentive Plan [January 23, 2023 through January 21, 2024]	8-K	10.1	February 1, 2023
10.5(e)†
Form of Standard Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan [January 23, 2023 through January 21, 2024]
		10-K	10.5(e)	November 22, 2023
10.6(a)†	The Scotts Miracle-Gro Company Long-Term Incentive Plan (effective as of January 22, 2024)	8-K	10.1	January 24, 2024
10.6(b)†	Form of Standard Restricted Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.2	January 24, 2024
10.6(c)†	Form of Deferred Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.3	January 24, 2024
10.6(d)†	Form of Standard Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	10-Q	10.8	February 7, 2024
10.6(e)†	Form of Fiscal Year Incentive RSU Award Notice	8-K	10.1	November 12, 2025
10.6(f)†	Form of Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Long-Term Incentive Plan	10-Q	10.10	February 7, 2024
10.6(g)†	Form of Performance Unit / Cash Unit Award Agreement for Employees which may be made under The Scotts Miracle-Gro Long-Term Incentive Plan	8-K	10.1	February 15, 2024
10.7(a)†	The Scotts Company LLC Amended and Restated Executive Incentive Plan (effective as of October 1, 2019)	10-Q	10	August 5, 2020
10.7(b)†
Form of Employee Confidentiality, Noncompetition, Nonsolicitation Agreement for employees participating in The Scotts Company LLC Executive/Management Incentive Plan (now known as The Scotts Company LLC Amended and Restated Executive Incentive Plan)
					X
10.8†	The Scotts Company LLC Executive Retirement Plan, as Amended and Restated as of January 1, 2023				X
10.9(a)†	Employee Confidentiality, Noncompetition, Nonsolicitation Agreement, dated as of December 12, 2013, by and between The Scotts Company LLC, all companies controlled by, controlling or under common control with The Scotts Company LLC, and James Hagedorn	8-K	10.2	December 17, 2013
10.9(b)†	Executive Severance Agreement, dated as of December 11, 2013, by and between The Scotts Company LLC and James Hagedorn	8-K	10.1	December 17, 2013
10.10†	Summary of Compensation for Nonemployee Directors of The Scotts Miracle-Gro Company (effective as of January 27, 2025)				X
10.11(a)†	The Scotts Company LLC Executive Severance Plan, adopted on April 25, 2017	10-Q	10.9	May 10, 2017
10.11(b)†	Form of Tier 1 Participation Agreement under The Scotts Company LLC Executive Severance Plan	10-Q	10.10	May 10, 2017
10.12	Third Amended and Restated Exclusive Agency and Marketing Agreement, entered into on July 29, 2019 and effective as of August 1, 2019, between Monsanto Company and The Scotts Company LLC	8-K	10.2	July 31, 2019

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.13†	Form of Aircraft Time Sharing Agreement for Executive Officers	10-Q	10.4	May 11, 2016
10.14(a)(i)	Master Receivables Purchase Agreement, dated October 27, 2023, by and among The Scotts Company LLC, The Scotts Miracle-Gro Company and JPMorgan Chase Bank, N.A.	8-K	10.1	November 1, 2023
10.14(a)(ii)	Performance Undertaking, dated October 27, 2023, by The Scotts Miracle-Gro Company in favor of JP Morgan Chase Bank, N.A.	8-K	10.2	November 1, 2023
10.14(b)(i)	First Amendment to Master Receivables Purchase Agreement, dated September 1, 2024, by and between The Scotts Miracle-Gro Company to JPMorgan Chase Bank, N.A.	8-K	10.2	September 4, 2024
10.14(b)(ii)	Facility Extension Request Letter, dated September 1, 2024, from The Scotts Miracle-Gro Company to JPMorgan Chase Bank, N.A.	8-K	10.1	September 4, 2024
10.14(b)(iii)	Second Amendment to Master Receivables Purchase Agreement, dated August 28, 2025, by and between The Scotts Miracle-Gro Company to JPMorgan Chase Bank, N.A.	8-K	10.1	September 3, 2025
10.15	Separation Agreement and Release of All Claims by and between The Scotts Company LLC and Matthew E. Garth	10-Q	10.2	February 5, 2025
10.16	Consulting Agreement, dated February 4, 2025, between The Scotts Company LLC and Hanft Ideas LLC	10-Q	10	May 7, 2025
19	Insider Trading Policy of The Scotts Miracle-Gro Company & Subsidiaries				X
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP				X
24	Powers of Attorney of Executive Officers and Directors of The Scotts Miracle-Gro Company				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
97	Executive Officer Clawback Policy	10-K	97	November 26, 2024
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†	Management contract, compensatory plan or arrangement.