Form 10-Q
period 2025-12-27
SCOTTS MIRACLE-GRO CO
filed 2026-02-04
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
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
As of January 30, 2026, there were 58,039,753 Common Shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 27, 2025	December 28, 2024
Net sales	$354.4	$366.6
Cost of sales	264.4	276.7
Cost of sales—impairment, restructuring and other	1.3	1.4
Gross margin	88.7	88.5
Operating expenses:
Selling, general and administrative	106.0	113.5
Impairment, restructuring and other	1.8	16.5
Other expense, net	2.7	4.3
Loss from operations	(21.8)	(45.8)
Equity in loss of unconsolidated affiliates	13.1	9.9
Interest expense	27.2	33.9
Other non-operating expense, net	1.2	1.3
Loss from continuing operations before income taxes	(63.3)	(90.9)
Income tax benefit from continuing operations	(15.5)	(24.8)
Net loss from continuing operations	(47.8)	(66.1)
Loss from discontinued operations, net of tax	(77.2)	(3.4)
Net loss	$(125.0)	$(69.5)

Basic net loss per common share:
Continuing operations	$(0.83)	$(1.15)
Discontinued operations	(1.33)	(0.06)
Basic net loss per common share	$(2.16)	$(1.21)

Diluted net loss per common share:
Continuing operations	$(0.83)	$(1.15)
Discontinued operations	(1.33)	(0.06)
Diluted net loss per common share	$(2.16)	$(1.21)

Weighted-average common shares outstanding during the period	57.9	57.3
Weighted-average common shares outstanding during the period plus dilutive potential common shares	57.9	57.3
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended
	December 27, 2025	December 28, 2024
Net loss	$(125.0)	$(69.5)
Other comprehensive income (loss):
Net foreign currency translation adjustment	2.3	(5.8)
Net unrealized gain on derivative instruments, net of tax	0.9	5.7
Reclassification of net unrealized gain on derivative instruments to net loss, net of tax	(2.0)	(1.7)
Pension and other post-retirement benefit adjustments, net of tax	2.3	4.3
Total other comprehensive income	3.5	2.5
Comprehensive loss	$(121.5)	$(67.0)
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	December 27, 2025	December 28, 2024
OPERATING ACTIVITIES
Net loss	$(125.0)	$(69.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment, restructuring and other	0.6	12.5
Share-based compensation expense	7.4	15.5
Depreciation	15.6	15.8
Amortization	2.8	3.1
Deferred taxes	(22.9)	(21.8)
Loss on measurement of held for sale assets	104.8	—
Equity in loss of unconsolidated affiliates	13.1	9.9
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(30.3)	(38.7)
Inventories	(300.9)	(326.7)
Prepaid and other current assets	(27.7)	(10.7)
Accounts payable	63.1	69.7
Other current liabilities	(82.5)	(100.8)
Other non-current items	15.8	(2.8)
Other, net	(4.3)	(0.8)
Net cash used in operating activities	(370.4)	(445.3)

INVESTING ACTIVITIES
Investments in property, plant and equipment	(20.0)	(29.3)
Other investing, net	(1.8)	6.0
Net cash used in investing activities	(21.8)	(23.3)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,145.6	525.1
Repayments under revolving and bank lines of credit and term loans	(723.1)	(60.3)
Financing and issuance fees	(8.6)	—
Dividends paid	(38.3)	(39.2)
Purchase of Common Shares	(8.3)	(15.6)
Cash received from exercise of stock options	0.7	0.7
Other financing, net	(1.2)	(3.0)
Net cash provided by financing activities	366.8	407.7
Effect of exchange rate changes on cash	0.1	(0.9)
Net decrease in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	(25.3)	(61.8)
Less: Net decrease in cash and cash equivalents classified within current assets held for sale	(0.8)	(5.1)
Net decrease in cash and cash equivalents	(24.5)	(56.7)
Cash and cash equivalents at beginning of period	32.8	62.4
Cash and cash equivalents at end of period	$8.3	$5.7
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	December 27, 2025	December 28, 2024	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8.3	$5.7	$32.8
Accounts receivable, less allowances of $11.4, $6.9 and $10.5, respectively	193.8	173.0	160.8
Inventories	846.7	844.9	542.7
Current assets held for sale	61.0	131.3	84.8
Prepaid and other current assets	147.4	130.5	119.2
Total current assets	1,257.2	1,285.4	940.3
Investment in unconsolidated affiliates	40.5	46.4	53.6
Property, plant and equipment, net of accumulated depreciation of $836.0, $787.5 and $819.7, respectively	617.3	574.3	607.6
Goodwill	243.9	243.9	243.9
Intangible assets, net	351.4	353.6	352.0
Noncurrent assets held for sale	—	108.4	91.9
Other assets	523.7	558.2	452.7
Total assets	$3,034.0	$3,170.2	$2,742.0

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$278.3	$54.6	$57.2
Accounts payable	283.9	284.4	221.4
Current liabilities held for sale	31.7	49.3	24.3
Other current liabilities	338.5	295.5	436.8
Total current liabilities	932.4	683.8	739.7
Long-term debt	2,250.2	2,636.9	2,049.2
Noncurrent liabilities held for sale	—	5.1	9.6
Other liabilities	352.0	323.9	301.0
Total liabilities	3,534.6	3,649.7	3,099.5
Commitments and contingencies (Note 11)
Equity (deficit):
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 58.0, 57.5 and 57.8, respectively	346.9	349.1	351.6
Retained earnings	131.2	195.8	294.7
Treasury shares, at cost; 10.2, 10.7 and 10.4 shares, respectively	(872.5)	(919.6)	(894.1)
Accumulated other comprehensive loss	(106.2)	(104.8)	(109.7)
Total equity (deficit)	(500.6)	(479.5)	(357.5)
Total liabilities and equity (deficit)	$3,034.0	$3,170.2	$2,742.0
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three months ended December 27, 2025 and December 28, 2024 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its consolidated subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company consolidates all majority-owned subsidiaries and variable interest entities where the Company has been determined to be the primary beneficiary. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2025 (this “Form 10-Q”) should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The Company’s Condensed Consolidated Balance Sheet at September 30, 2025 has been derived from the Company’s audited Consolidated Balance Sheet at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
On March 14, 2025, the Company sold all of the issued and outstanding shares of capital stock of its formerly wholly-owned subsidiary The Hawthorne Collective, Inc. (“THC”) to Bad Dog Holdings LLC (“BDH”) in exchange for a promissory note with a principal amount of $39.0. BDH was formed to hold and manage the investments held by THC and is owned and controlled by a strategic partner of the Company. At the time of the sale, THC held non-voting exchangeable shares of FLUENT Corp. (formerly Cansortium Inc.) (“FLUENT”) (CSE: FNT.U) (OTCQB: CNTMF), a vertically-integrated, multi-state cannabis company, and other minority non-equity investments, with a total book value of $39.0. BDH granted the Company a call option that enables the Company, subject to certain restrictions, to reacquire all of the issued and outstanding shares of capital stock of THC in exchange for canceling the principal amount of the promissory note and making an additional payment to BDH equal to 5% of any appreciation in the fair value of THC. The Company may exercise the call option in its sole and absolute discretion, until the earlier of (i) March 14, 2035 and (ii) the date of the consummation of a merger, change in control or consolidation of BDH or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of BDH. The Company also granted BDH a put option providing BDH with the right to cause the Company to reacquire all the issued and outstanding shares of capital stock of THC in exchange for canceling the principal amount of the promissory note. The Company has determined that it has a variable interest in BDH and that BDH is a variable interest entity. Additionally, based on its assessment of the characteristics of its variable interest in BDH, including the involvement of its de facto agents, the Company has determined it is the primary beneficiary of BDH and, as a result, is required to consolidate BDH in its condensed consolidated financial statements. As of December 27, 2025, BDH had assets of $24.6 recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets, and total liabilities of $39.0 associated with the promissory note due to the Company, which is eliminated in consolidation.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Assets and Liabilities Held for Sale
Assets and liabilities related to a business classified as held for sale are segregated in the Condensed Consolidated Balance Sheets for all periods presented. Upon classification as held for sale, the Company ceases depreciation and amortization and measures the assets (or disposal group) at the lower of carrying amount or fair value less cost to sell. Any resulting loss is recognized in the period in which the held for sale criteria are met. This valuation adjustment (allowance) is adjusted based on subsequent changes in estimates of fair value less cost to sell. During the three months ended December 27, 2025, the Company determined that the Hawthorne business meets the criteria to be classified as held for sale, and has reclassified the related assets and liabilities as held for sale on the Condensed Consolidated Balance Sheets for all periods presented.
Accounts Receivable
The Company is party to a Master Receivables Purchase Agreement, which is uncommitted and expires on September 1, 2026, under which the Company may sell up to $750.0 of available and eligible outstanding customer accounts receivable generated by sales to five specified customers. The receivable sales are non-recourse to the Company, other than with respect to (i) repurchase obligations and indemnification obligations for any violations by the Company of its respective representations or obligations as seller or servicer and (ii) certain repurchase and payment obligations arising from any dilution of, or dispute with respect to, any purchased receivables that arise after the sale of such purchased receivables to the purchaser not contemplated in the applicable purchase price of such purchased receivable. The recourse obligations of the Company that may arise from time to time are supported by standby letters of credit of $75.0. Transactions under the Master Receivables Purchase Agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the buyer are classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. The Company records the discount on sales in the “Other expense, net” line in the Condensed Consolidated Statements of Operations. At December 27, 2025, December 28, 2024 and September 30, 2025, net receivables derecognized were $220.3, $236.7 and $163.3, respectively. During the three months ended December 27, 2025 and December 28, 2024, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $254.6 and $274.0, respectively, and the total discount recorded on sales was $2.9 and $3.3, respectively.
Supplier Finance Program
The Company has an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance payment obligations of the Company with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance payment obligations of the Company prior to their scheduled due dates at a discounted price to the participating financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that the Company negotiates with its suppliers are consistent, regardless of whether a supplier participates in the program. The Company’s current payment terms with a majority of its suppliers generally range from 30 to 60 days, which the Company deems to be commercially reasonable. The Company’s outstanding payment obligations under its supplier finance program were $30.7, $26.7 and $13.9 at December 27, 2025, December 28, 2024 and September 30, 2025, respectively, and are recorded within accounts payable in the Condensed Consolidated Balance Sheets. The associated payments were $68.0 and $72.7 for the three months ended December 27, 2025 and December 28, 2024, respectively, and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.
Long-Lived Assets
The Company had non-cash investing activities of $7.8 and $3.6 during the three months ended December 27, 2025 and December 28, 2024, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
Interest paid	$36.4	$40.3
Income taxes paid (refunded), net	—	(0.1)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Cash and cash equivalents held by the Hawthorne business of $3.0, $4.2 and $3.8 at December 27, 2025, December 28, 2024 and September 30, 2025, respectively, are classified as held for sale and are not included in cash and cash equivalents in the Condensed Consolidated Balance Sheets.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU primarily requires enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax reconciliation and quantitative and qualitative disclosures regarding income taxes paid. The new disclosure requirements are to be applied prospectively, with the option to apply retrospectively, and will be included in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2026. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires disaggregated disclosures on an annual and interim basis, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the statement of operations. ASU No. 2024-03 is to be applied prospectively, with the option to apply the standard retrospectively, effective for the Company’s fiscal year ending September 30, 2028, and interim periods within the fiscal year ending September 30, 2029. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
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
NOTE 2. DISCONTINUED OPERATIONS
During the three months ended December 27, 2025, the Company determined that the Hawthorne business meets the criteria to be classified as held for sale, and has reclassified the related assets and liabilities as held for sale on the Condensed Consolidated Balance Sheets for all periods presented. The Company expects the sale of the Hawthorne business to occur within twelve months from the date it met the held for sale criteria. The Company determined this represents a strategic shift, and therefore, effective in the first quarter of fiscal 2026, the Company classified its results of operations for all periods presented to reflect the Hawthorne business as a discontinued operation, including the Hawthorne professional horticulture business based in the Netherlands that was sold during the three months ended September 30, 2025.
The following represents the major components of the financial results of the Hawthorne business for each of the periods presented:

	Three Months Ended
	December 27, 2025	December 28, 2024
Net sales	$23.0	$52.1
Cost of sales	(18.8)	(42.1)
Cost of sales — impairment, restructuring and other	0.1	(3.7)
Selling, general and administrative	(6.2)	(11.3)
Impairment, restructuring and other	(0.6)	—
Other expenses, net	(0.1)	(0.1)
Loss from discontinued operations before income taxes	(2.6)	(5.1)
Loss on measurement of held for sale assets	(104.8)	—
Income tax benefit from discontinued operations	30.2	1.7
Loss from discontinued operations, net of tax	$(77.2)	$(3.4)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
During the three months ended December 27, 2025, the Company recorded a non-cash pre-tax charge of $104.8 related to a valuation adjustment to recognize the carrying amount of the Hawthorne business at fair value less estimated costs to sell in the “Loss from discontinued operations, net of tax” line on the Condensed Consolidated Statements of Operations.
The following represents the major classes of assets and liabilities that have been classified as held for sale on the Condensed Consolidated Balance Sheets for each of the periods presented:

	December 27, 2025	December 28, 2024	September 30, 2025
Cash and cash equivalents	$3.0	$4.2	$3.8
Accounts receivable, net	24.0	40.5	26.1
Inventories	48.4	64.9	50.1
Prepaid and other current assets	4.5	21.7	4.8
Property, plant and equipment, net	21.3	32.6	24.0
Intangible assets, net	47.8	61.2	49.8
Other assets	16.8	14.6	18.1
Valuation adjustment (allowance) on disposal group	(104.8)	—	—
Total assets held for sale	$61.0	$239.7	$176.7

Accounts payable	$8.2	$25.0	$7.8
Other current liabilities	15.2	24.3	16.5
Other liabilities	8.3	5.1	9.6
Total liabilities held for sale	$31.7	$54.4	$33.9
As of December 27, 2025, the assets and liabilities held for sale are classified as current in the Condensed Consolidated Balance Sheets as it is probable that the sale will occur within one year.
The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by (used in) operating activities related to discontinued operations totaled $1.8 and $(19.4) for the three months ended December 27, 2025 and December 28, 2024, respectively. Cash provided by (used in) investing activities related to discontinued operations was not material for the three months ended December 27, 2025 and December 28, 2024.
NOTE 3. INVESTMENT IN UNCONSOLIDATED AFFILIATES
Bonnie Plants
The Company holds a 50% equity interest in Bonnie Plants, LLC, a joint venture with Alabama Farmers Cooperative, Inc. (“AFC”) focused on planting, growing, developing, distributing, marketing and selling live plants. The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Bonnie Plants, LLC earnings reflected in the Condensed Consolidated Statements of Operations. The Company recorded equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC of $10.6 and $9.9 during the three months ended December 27, 2025 and December 28, 2024, respectively.
FLUENT
During the three months ended December 28, 2024, THC exchanged its existing convertible debt investment in RIV Capital Inc. (“RIV Capital”) for an investment in FLUENT. This exchange, a non-cash investing and financing activity, resulted in a loss of $7.0 that was recorded in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 28, 2024. As of December 27, 2025, THC holds 153.1 million common shares of FLUENT, which represents approximately 25% of FLUENT’s total outstanding common shares. THC and FLUENT are also parties to an investor rights agreement which allows THC to nominate up to two members to the FLUENT board of directors. This investment was previously accounted for using the equity method of accounting, with THC’s proportionate share of FLUENT earnings subsequent to December 18, 2024 reflected in the Condensed Consolidated Statements of Operations on a one quarter lag. During the three months ended December 27, 2025, the Company recorded equity in loss of unconsolidated affiliates associated with FLUENT of $2.6, which reduced its investment balance to zero as of December 27, 2025, and resulted in the Company discontinuing equity method recognition of its proportionate share of FLUENT losses. The Company does not have any contractual obligations or other commitments to fund losses of FLUENT.

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
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended
	December 27, 2025	December 28, 2024
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$1.3	$1.4
Operating expenses—impairment, restructuring and other:
Restructuring and other charges, net	1.8	9.5
Loss on exchange of convertible debt investment	—	7.0
Total impairment, restructuring and other charges, net	$3.1	$17.9
The following table summarizes the activity related to liabilities associated with restructuring activities during the three months ended December 27, 2025:

Amounts accrued at September 30, 2025	$18.8
Restructuring charges	1.1
Payments	(7.2)
Amounts accrued at December 27, 2025	$12.7
As of December 27, 2025, restructuring accruals include $2.6 that is classified as long-term.
Impairment, restructuring and other charges for the three months ended December 27, 2025 were not material.
During the three months ended December 28, 2024, the Company incurred executive severance charges of $9.5 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
During the three months ended December 28, 2024, the Company incurred a non-cash loss of $7.0 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations related to the exchange of its convertible debt investment in RIV Capital for an investment in FLUENT. Refer to “NOTE 3. INVESTMENT IN UNCONSOLIDATED AFFILIATES” for further details.
During fiscal 2022, the Company began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, the Company reduced the size of its supply chain network, reduced staffing levels and implemented other cost-reduction initiatives. During the three months ended December 28, 2024, the Company incurred costs of $1.4 in its U.S. Consumer segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations associated with this restructuring initiative.
NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	December 27, 2025	December 28, 2024	September 30, 2025
Finished goods	$525.0	$498.8	$246.3
Raw materials	230.9	258.4	217.6
Work-in-process	90.8	87.7	78.8
Total	$846.7	$844.9	$542.7

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 6. MARKETING AGREEMENT
The Scotts Company LLC is the exclusive agent of Monsanto Company, a subsidiary of Bayer AG (“Monsanto”), for the marketing and distribution of certain of Monsanto’s consumer Roundup® branded products in the United States and certain other specified countries. The annual commission payable under the Third Amended and Restated Exclusive Agency and Marketing Agreement (the “Third Restated Agreement”) is equal to 50% of the actual earnings before interest and income taxes of Monsanto’s consumer Roundup® business for each program year in the markets covered by the Third Restated Agreement (“Program EBIT”). The Third Restated Agreement also requires the Company to make annual payments of $18.0 to Monsanto as a contribution against the overall expenses of its consumer Roundup® business, subject to reduction pursuant to the Third Restated Agreement for any program year in which the Program EBIT does not equal or exceed $36.0.
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
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
Gross commission	$8.9	$10.2
Contribution expenses	(4.5)	(4.5)
Net commission	4.4	5.7
Reimbursements associated with Roundup® marketing agreement	19.4	22.0
Total net sales associated with Roundup® marketing agreement	$23.8	$27.7

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 7. DEBT
The components of debt are as follows:

	December 27, 2025	December 28, 2024	September 30, 2025
Credit Facilities:
Revolving loans	$427.0	$475.6	$—
Term loans	500.0	612.5	500.0
Senior Notes due 2031 – 4.000%	500.0	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	400.0	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0	250.0
Finance lease obligations	14.0	16.3	14.5
Other	1.3	2.3	5.2
Total debt	2,542.3	2,706.7	2,119.7
Less current portions	278.3	54.6	57.2
Less unamortized debt issuance costs	13.8	15.2	13.3
Long-term debt	$2,250.2	$2,636.9	$2,049.2
Credit Facilities
On November 21, 2025, the Company entered into a Seventh Amended and Restated Credit Agreement (the “Seventh A&R Credit Agreement”), providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,000.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $500.0. The Seventh A&R Credit Agreement also provides the Company with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 plus an unlimited additional amount, subject to certain specified financial and other conditions. The Seventh A&R Credit Agreement will be available for issuance of letters of credit up to $100.0 and will terminate on November 21, 2030. The terms of the Seventh A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants and events of default.
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
At December 27, 2025, the Company had letters of credit outstanding in the aggregate principal amount of $93.2, and had $979.8 of borrowing availability under the Seventh A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 7.0% and 8.5% for the three months ended December 27, 2025 and December 28, 2024, respectively.
The Seventh A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters, calculated as average total indebtedness divided by the Company’s earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of the Seventh A&R Credit Agreement (“Adjusted EBITDA”). The maximum permitted leverage ratio is 5.00. The Company’s leverage ratio was 4.03 at December 27, 2025. The Seventh A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA divided by interest expense, as described in the Seventh A&R Credit Agreement. The minimum required interest coverage ratio is (i) 3.00 for each of the fiscal quarters within fiscal 2026, (ii) 3.25 for each of the fiscal quarters within fiscal 2027 and (iii) 3.50 for fiscal quarters thereafter. The Company’s interest coverage ratio was 5.05 at December 27, 2025.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Senior Notes
On December 15, 2016, Scotts Miracle-Gro issued $250.0 aggregate principal amount of 5.250% Senior Notes with a maturity date of December 15, 2026 (the “5.250% Senior Notes”). The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. At December 27, 2025, the $250.0 aggregate principal amount of the 5.250% Senior Notes was reclassified to the “Current portion of debt” line in the Condensed Consolidated Balance Sheets as it is payable within one year.
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
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of December 27, 2025, December 28, 2024 and September 30, 2025 had a maximum total U.S. dollar equivalent notional amount of $450.0. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at December 27, 2025 are shown in the table below:

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
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt, including the impact of interest rate swaps, were 4.8% and 5.5% for the three months ended December 27, 2025 and December 28, 2024, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 8. EQUITY (DEFICIT)
The following tables provide a summary of the changes in equity (deficit) for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance at September 30, 2025	$351.6	$294.7	$(894.1)	$(109.7)	$(357.5)
Net income (loss)	—	(125.0)	—	—	(125.0)
Other comprehensive income (loss)	—	—	—	3.5	3.5
Share-based compensation	24.3	—	—	—	24.3
Dividends declared ($0.66 per share)	—	(38.5)	—	—	(38.5)
Treasury share purchases	—	—	(8.3)	—	(8.3)
Treasury share issuances	(29.0)	—	29.9	—	0.9
Balance at December 27, 2025	$346.9	$131.2	$(872.5)	$(106.2)	$(500.6)
The sum of the components may not equal due to rounding.

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance at September 30, 2024	$362.0	$303.8	$(949.1)	$(107.3)	$(390.6)
Net income (loss)	—	(69.5)	—	—	(69.5)
Other comprehensive income (loss)	—	—	—	2.5	2.5
Share-based compensation	31.4	—	—	—	31.4
Dividends declared ($0.66 per share)	—	(38.5)	—	—	(38.5)
Treasury share purchases	—	—	(15.6)	—	(15.6)
Treasury share issuances	(44.3)	—	45.1	—	0.8
Balance at December 28, 2024	$349.1	$195.8	$(919.6)	$(104.8)	$(479.5)
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (“AOCL”) by component were as follows for each of the periods indicated:

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Loss On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2025	$(12.2)	$0.3	$(17.9)	$(79.9)	$(109.7)
Other comprehensive income (loss) before reclassifications	2.3	1.2	—	—	3.5
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(2.7)	—	4.4	1.7
Income tax benefit (expense)	—	0.4	—	(2.1)	(1.7)
Net current period other comprehensive income (loss)	2.3	(1.1)	—	2.3	3.5
Balance at December 27, 2025	$(9.9)	$(0.8)	$(17.9)	$(77.7)	$(106.2)

Balance at September 30, 2024	$(21.3)	$4.9	$(14.4)	$(76.5)	$(107.3)
Other comprehensive income (loss) before reclassifications	(5.8)	7.7	—	—	1.9
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(2.3)	—	5.8	3.5
Income tax benefit (expense)	—	(1.4)	—	(1.5)	(2.9)
Net current period other comprehensive income (loss)	(5.8)	4.0	—	4.3	2.5
Balance at December 28, 2024	$(27.1)	$8.9	$(14.4)	$(72.2)	$(104.8)
The sum of the components may not equal due to rounding.
Share Repurchases
On December 19, 2025, the Company’s Board of Directors authorized a share repurchase program, with no expiration date, for the repurchase of up to $500.0 of Common Shares. There have been no share repurchases under this authorization as of December 27, 2025.
Share-Based Awards
On January 26, 2026, the shareholders of Scotts Miracle-Gro approved an amendment and restatement of The Scotts Miracle-Gro Company Long-Term Incentive Plan which, among other changes, increases the maximum number of Common Shares available for grant to participants under the Plan by 2.75 million Common Shares.
Subsequent to December 27, 2025, the Company awarded performance-based award units, stock options and deferred stock units representing 0.7 million Common Shares to associates and members of the Board of Directors with an estimated grant date fair value of $25.5.
Total compensation cost and the related income tax benefit associated with share-based awards included within net income (loss) from continuing operations was as follows for each of the periods indicated:

	Three Months Ended
	December 27, 2025	December 28, 2024
Share-based compensation	$7.4	$16.4
Related tax benefit recognized	1.4	2.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2025	478,924	$61.28
Granted	377,142	58.30
Vested	(372,795)	58.31
Forfeited	(1,443)	60.49
Awards outstanding at December 27, 2025	481,828	61.25
The weighted-average grant-date fair value of restricted share-based awards granted during the three months ended December 27, 2025 and December 28, 2024 was $58.30 and $75.36 per share, respectively. As of December 27, 2025, there was $4.7 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share-based awards that is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of restricted share-based awards vested during the three months ended December 27, 2025 and December 28, 2024 was $21.7 and $43.0, respectively.
For fiscal 2025, the Company granted short-term equity incentive compensation awards to certain associates in the form of restricted share-based award units in lieu of cash-based annual incentive awards. During the three months ended December 27, 2025, these fiscal 2025 awards representing 0.3 million Common Shares were granted and vested on the incentive payout date. The number of restricted share-based award units that the Company ultimately issued to participating associates was based on the incentive payout amount determined for each associate that was then converted into a variable number of restricted share-based award units based on the fair value of the Common Shares on the grant date.
For fiscal 2026, the Company is granting short-term equity incentive compensation awards to certain associates in the form of restricted share-based award units in lieu of cash-based annual incentive awards. The program is structured so the fiscal 2026 incentive grant, if any, will be made on or near the incentive payout date, subject to certain performance conditions and a service requirement. The number of restricted share-based award units that are ultimately issued to participating associates will be determined based on the incentive payout amount determined for each associate converted into a variable number of restricted share-based award units based on the fair value of the Common Shares on the grant date. The awards are classified as liability awards and, as of December 27, 2025, the Company had accrued $3.4 in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets associated with these awards. As of December 27, 2025, there was $15.9 of total unrecognized pre-tax compensation cost related to these nonvested restricted share-based awards that is expected to be recognized over the remainder of fiscal 2026. The units associated with these awards are excluded from the table above.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 9. EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted net loss per common share for the periods indicated:

	Three Months Ended
	December 27, 2025	December 28, 2024
Net loss from continuing operations	$(47.8)	$(66.1)
Loss from discontinued operations, net of tax	(77.2)	(3.4)
Net loss	$(125.0)	$(69.5)
Basic net loss per common share:
Continuing operations	$(0.83)	$(1.15)
Discontinued operations	(1.33)	(0.06)
Basic net loss per common share	$(2.16)	$(1.21)

Weighted-average common shares outstanding during the period	57.9	57.3
Diluted net loss per common share:
Continuing operations	$(0.83)	$(1.15)
Discontinued operations	(1.33)	(0.06)
Diluted net loss per common share	$(2.16)	$(1.21)

Weighted-average common shares outstanding during the period	57.9	57.3
Dilutive potential common shares	—	—
Weighted-average common shares outstanding during the period plus dilutive potential common shares	57.9	57.3

Antidilutive stock options outstanding	1.5	0.2
Diluted average common shares used in the diluted net loss per common share calculation for the three months ended December 27, 2025 and December 28, 2024 were 57.9 million and 57.3 million, respectively, which excluded potential common shares of 0.9 million and 1.5 million, respectively, because the effect of their inclusion would be anti-dilutive as the Company incurred a net loss for the three months ended December 27, 2025 and December 28, 2024.
NOTE 10. INCOME TAXES
The effective tax rates for the three months ended December 27, 2025 and December 28, 2024 were 24.5% and 27.3%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the quarter. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitations. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2025 and others implemented through fiscal year 2027. The Company does not anticipate that these tax law changes will have a material impact on its condensed consolidated financial statements.
NOTE 11. CONTINGENCIES
Management regularly evaluates the Company’s contingencies, including various judicial and administrative proceedings and claims arising in the ordinary course of business, relating to, among other things, product and general liabilities, workers’ compensation, property losses and other liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance accruals are established based on actuarial loss estimates for specific individual claims plus actuarially estimated amounts for incurred but not reported claims and adverse development factors applied to existing claims. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, the assessment of contingencies is reasonable and related accruals are adequate, both individually and in the aggregate; however, there can be no assurance that final resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.
Regulatory Matters
At December 27, 2025, the Company had recorded liabilities of $2.8 for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Beginning in June 2024, purported shareholders filed lawsuits in the United States District Court for the Southern District of Ohio on behalf of proposed classes of purchasers of Common Shares. The lawsuits were consolidated by the court as In re The Scotts Miracle-Gro Company Securities Litigation (Case No. 2:24-cv-03132). The amended consolidated complaint was filed on May 9, 2025 on behalf of a proposed class of purchasers of Common Shares between May 5, 2021, and August 1, 2023, and asserts claims under Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act against the Company and certain of its current and former officers based on alleged misstatements about the Company’s inventories, sales and business prospects. The action seeks, among other things, unspecified monetary damages, reasonable costs and expenses and equitable/injunctive or other relief as deemed appropriate by the Court. The Company believes that the claims asserted are without merit and intends to vigorously defend the action.

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
The fair values and amount of gain (loss) recognized in earnings and AOCL associated with derivative instruments did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended December 27, 2025 and December 28, 2024.
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $134.1, $154.5 and $100.4 at December 27, 2025, December 28, 2024 and September 30, 2025, respectively. Contracts outstanding at December 27, 2025 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that were hedging interest payments as of December 27, 2025, December 28, 2024 and September 30, 2025 had a maximum total U.S. dollar equivalent notional amount of $450.0. Refer to “NOTE 7. DEBT” for the terms of the swap agreements outstanding at December 27, 2025. Gains and losses included in the AOCL balance at December 27, 2025 related to interest rate swap agreements that are expected to be reclassified to earnings during the next twelve months are not material.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Gains and losses included in the AOCL balance at December 27, 2025 related to commodity hedges that are expected to be reclassified to earnings during the next twelve months are not material.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	December 27, 2025	December 28, 2024	September 30, 2025
Urea	24,000 tons	24,000 tons	49,500 tons
Diesel	3,024,000 gallons	3,066,000 gallons	2,478,000 gallons
Heating Oil	1,890,000 gallons	1,302,000 gallons	1,050,000 gallons

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 13. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

	Fair Value Hierarchy Level	December 27, 2025		December 28, 2024		September 30, 2025
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$—	$—	$0.9	$0.9	$25.3	$25.3
Other
Investment securities in non-qualified retirement plan assets	Level 1	33.8	33.8	32.7	32.7	32.6	32.6
Convertible debt investments	Level 3	26.6	26.6	28.1	28.1	24.6	24.6

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	427.0	427.0	475.6	475.6	—	—
Credit facilities – term loans	Level 2	500.0	500.0	612.5	612.5	500.0	500.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	466.9	500.0	435.0	500.0	459.4
Senior Notes due 2032 – 4.375%	Level 2	400.0	373.5	400.0	348.0	400.0	367.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	438.8	450.0	414.0	450.0	437.1
Senior Notes due 2026 – 5.250%	Level 2	250.0	249.7	250.0	245.0	250.0	249.4
Other debt	Level 2	1.3	1.3	2.3	2.3	5.2	5.2
Changes in the balance of Level 3 convertible debt investments carried at fair value are presented below. There were no transfers into or out of Level 3.

	Three Months Ended
	December 27, 2025	December 28, 2024
Fair value at beginning of period	$24.6	$45.8
Purchases	2.0	—
Total realized / unrealized gains (losses) included in net earnings	—	(7.0)
Exchange	—	(10.7)
Fair value at end of period	$26.6	$28.1
On December 18, 2024, THC exchanged its convertible debt investment in RIV Capital for an investment in FLUENT. Refer to “NOTE 3. INVESTMENT IN UNCONSOLIDATED AFFILIATES” for further details.
The amortized cost basis of convertible debt investments was $46.4, $44.4 and $44.4 at December 27, 2025, December 28, 2024 and September 30, 2025, respectively. At December 27, 2025, December 28, 2024 and September 30, 2025, gross unrealized losses on convertible debt investments were $19.8, $16.4 and $19.8, respectively, and there were no gross unrealized gains. These investments have been in a continuous unrealized loss position for greater than 12 months as of December 27, 2025. The allowance for expected credit losses was $1.9 at December 27, 2025, December 28, 2024 and September 30, 2025. At December 27, 2025, the weighted-average period until scheduled maturity of the Company’s convertible debt investments was 3.6 years.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 14. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At December 27, 2025, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $69.3. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three months ended December 27, 2025 and December 28, 2024.
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	December 27, 2025	December 28, 2024	September 30, 2025
Operating leases:
Right-of-use assets	Other assets	$279.0	$251.2	$243.9

Current lease liabilities	Other current liabilities	66.0	70.5	67.5
Non-current lease liabilities	Other liabilities	247.2	205.3	192.6
Total operating lease liabilities		$313.2	$275.8	$260.1

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$11.2	$13.6	$11.7

Current lease liabilities	Current portion of debt	2.0	2.3	2.0
Non-current lease liabilities	Long-term debt	12.0	14.0	12.5
Total finance lease liabilities		$14.0	$16.3	$14.5
Components of lease cost were as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
Operating lease cost (a)	$21.5	$20.0
Variable lease cost	4.6	4.6

Finance lease cost
Amortization of right-of-use assets	0.5	0.7
Interest on lease liabilities	0.2	0.2
Total finance lease cost	$0.7	$0.9
(a)Operating lease cost includes amortization of right-of-use assets of $16.4 and $16.0 for the three months ended December 27, 2025 and December 28, 2024, respectively. Short-term lease expense is excluded from operating lease cost and is not material.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$21.2	$19.8
Operating cash flows from finance leases	0.2	0.2
Financing cash flows from finance leases	0.5	0.6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$68.3	$14.6
Finance leases	—	0.4
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

	December 27, 2025	December 28, 2024
Weighted-average remaining lease term (in years):
Operating leases	7.5	5.4
Finance leases	7.7	8.2

Weighted-average discount rate:
Operating leases	7.2%	6.1%
Finance leases	4.6%	4.6%
Maturities of lease liabilities by fiscal year for the Company’s leases as of December 27, 2025 were as follows:

Year	Operating Leases	Finance Leases
2026 (remainder of the year)	$66.3	$2.0
2027	69.5	2.4
2028	60.5	2.0
2029	46.6	1.7
2030	32.3	1.7
Thereafter	136.2	7.0
Total lease payments	411.4	16.8
Less: Imputed interest	(98.2)	(2.8)
Total lease liabilities	$313.2	$14.0
NOTE 15. SEGMENT INFORMATION
As a result of the classification of the Hawthorne business as a discontinued operation, the Company’s reportable segments for the fiscal quarter ended December 27, 2025 differ from prior periods. The prior period amounts have been reclassified to reflect the removal of Hawthorne as a reportable segment and from results of continuing operations. The Company has two operating segments: U.S. Consumer and Other; and one reportable segment: U.S. Consumer. Management has chosen to organize the entity primarily around differences in geographic areas. U.S. Consumer consists of the Company’s consumer lawn and garden business in the United States. Other primarily consists of the Company’s consumer lawn and garden business in Canada and does not meet any of the quantitative thresholds requiring separate reportable segment disclosures. This identification of operating segments is consistent with how the segments are managed by the Chief Executive Officer, who has been determined to be the chief operating decision maker (“CODM”) of the Company. The Company is not managed on a consolidated basis. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the Company’s operating segments. The accounting policies of the segments are the same as those described in the Company’s summary of significant accounting policies.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The CODM uses Segment Profit (Loss), which is defined as income (loss) from continuing operations before income taxes, amortization, impairment, restructuring and other charges (“Segment Profit (Loss)”), to evaluate segment performance, monitor actual results as compared to plan and inform resource allocation decisions. The Company believes this measure is indicative of performance trends and the overall earnings potential of each segment. Asset information and capital expenditures by segment are not provided to the CODM and they are not utilized for the purposes of assessing performance or allocating resources, and therefore such information has not been presented.
The following table presents net sales by segment and a reconciliation to the Company’s consolidated net sales for the periods indicated:

	Three Months Ended
	December 27, 2025	December 28, 2024
U.S. Consumer reportable segment	$328.5	$340.9
Other non-reportable operating segment	25.9	25.7
Consolidated	$354.4	$366.6
The following tables present Segment Profit (Loss), including the significant segment expenses provided to the CODM, and a reconciliation to loss from continuing operations before income taxes for the periods indicated:

	Three Months Ended December 27, 2025
	U.S. Consumer	Total
Net sales	$328.5
Adjusted cost of sales (a)	241.4
Adjusted selling, general and administrative (b)	74.7
Other segment items (c)	3.4
Segment Profit	$9.0	$9.0
Other non-reportable operating segment loss		(1.7)
Corporate (d)		(25.3)
Intangible asset amortization		(0.7)
Total impairment, restructuring and other (e)		(3.1)
Equity in loss of unconsolidated affiliates		(13.1)
Interest expense		(27.2)
Other non-operating expense, net		(1.2)
Loss from continuing operations before income taxes		$(63.3)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)

	Three Months Ended December 28, 2024
	U.S. Consumer	Total
Net sales	$340.9
Adjusted cost of sales (a)	253.2
Adjusted selling, general and administrative (b)	73.2
Other segment items (c)	4.7
Segment Profit	$9.8	$9.8
Other non-reportable operating segment loss		(3.1)
Corporate (d)		(33.9)
Intangible asset amortization		(0.6)
Total impairment, restructuring and other (e)		(18.0)
Equity in loss of unconsolidated affiliates		(9.9)
Interest expense		(33.9)
Other non-operating expense, net		(1.3)
Loss from continuing operations before income taxes		$(90.9)
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
(d)The Company incurs costs attributable to corporate functions such as corporate finance, human resources, legal, communications, corporate affairs, corporate travel and corporate executive costs which are considered corporate costs of the Company and not allocated to the segments.
(e)Total impairment, restructuring and other is comprised of the activity classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. Refer to “NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER” for further details.

The following tables present certain other segment disclosures for the periods indicated:

	Three Months Ended
	December 27, 2025	December 28, 2024
Depreciation and amortization:
U.S. Consumer	$14.0	$13.6

Share-based compensation:
U.S. Consumer (a)	$4.4	$6.6
(a)Includes certain advertising expenses paid for in Common Shares for the three months ended December 28, 2024.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)

The following table presents net sales by product category for the periods indicated:

	Three Months Ended
	December 27, 2025	December 28, 2024
U.S. Consumer:
Growing media and mulch	$111.5	$93.4
Lawn care	109.5	124.3
Controls	59.8	64.6
Roundup® marketing agreement	23.8	27.7
Other, primarily gardening	23.9	30.9
Other:
Growing media	12.6	12.6
Lawn care	3.1	2.3
Other, primarily gardening and controls	10.2	10.8
Total net sales	$354.4	$366.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide an understanding of our financial condition and results of operations by focusing on changes in certain key measures from year-to-year. This MD&A includes the following sections:
•Executive summary
•Results of operations
•Segment results
•Liquidity and capital resources
•Regulatory matters
•Critical accounting estimates
This MD&A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Annual Report”) and our condensed consolidated financial statements included in this Form 10-Q.
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

	Percent of Net Sales from Continuing Operations by Quarter
	2025	2024	2023
First Quarter	11.3%	10.2%	12.8%
Second Quarter	42.7%	44.7%	46.7%
Third Quarter	35.6%	34.8%	33.2%
Fourth Quarter	10.4%	10.3%	7.3%
Trends Affecting our Business
During the three months ended December 27, 2025, we determined that the Hawthorne business meets the criteria to be classified as held for sale, and we have reclassified the related assets and liabilities as held for sale on the Condensed Consolidated Balance Sheets for all periods presented. We expect the sale of the Hawthorne business to occur within twelve months from the date it met the held for sale criteria. We determined this represents a strategic shift, and therefore, effective in the first quarter of fiscal 2026, we classified our results of operations for all periods presented to reflect the Hawthorne business as a discontinued operation, including the Hawthorne professional horticulture business based in the Netherlands that was sold during the three months ended September 30, 2025. During the three months ended December 27, 2025, we recorded a non-cash pre-tax charge of $104.8 related to a valuation adjustment to recognize the carrying amount of the Hawthorne business at fair value less estimated costs to sell in the “Loss from discontinued operations, net of tax” line on the Condensed Consolidated Statements of Operations.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
We continue to monitor the impacts of macroeconomic conditions, including elevated interest rates and the impact of inflationary pressures on input costs and consumer behavior; as well as geopolitical uncertainty, including the duration and resolution of ongoing conflicts, potential escalation of tensions and global supply chain disruptions. We are also continuing to monitor ongoing changes to global trade policies, including the imposition of tariffs. The impact that these events and conditions will have on our operational and financial performance will depend on future developments, which are difficult to predict. For more information about factors that could impact our business, refer to “ITEM 1A. RISK FACTORS” in the 2025 Annual Report.
RESULTS OF OPERATIONS
Unless specifically stated, all discussion herein refers to results from our continuing operations. The following table sets forth the components of earnings as a percentage of net sales for the three months ended December 27, 2025 and December 28, 2024:

	December 27, 2025	% of Net Sales	December 28, 2024	% of Net Sales
Net sales	$354.4	100.0%	$366.6	100.0%
Cost of sales	264.4	74.6	276.7	75.5
Cost of sales—impairment, restructuring and other	1.3	0.4	1.4	0.4
Gross margin	88.7	25.0	88.5	24.1
Operating expenses:
Selling, general and administrative	106.0	29.9	113.5	31.0
Impairment, restructuring and other	1.8	0.5	16.5	4.5
Other expense, net	2.7	0.8	4.3	1.2
Loss from operations	(21.8)	(6.2)	(45.8)	(12.5)
Equity in loss of unconsolidated affiliates	13.1	3.7	9.9	2.7
Interest expense	27.2	7.7	33.9	9.2
Other non-operating expense, net	1.2	0.3	1.3	0.4
Loss from continuing operations before income taxes	(63.3)	(17.9)	(90.9)	(24.8)
Income tax benefit from continuing operations	(15.5)	(4.4)	(24.8)	(6.8)
Net loss from continuing operations	(47.8)	(13.5)	(66.1)	(18.0)
Loss from discontinued operations, net of tax	(77.2)	(21.8)	(3.4)	(0.9)
Net loss	$(125.0)	(35.3)%	$(69.5)	(19.0)%
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Net Sales
Net sales for the three months ended December 27, 2025 were $354.4, a decrease of 3.3% from net sales of $366.6 for the three months ended December 28, 2024. Factors contributing to the change in net sales are outlined in the following table:

Three Months Ended
December 27, 2025
Volume and mix	(5.2)%
Pricing	1.8
Foreign exchange rates	0.1
Change in net sales	(3.3)%
The decrease in net sales for the three months ended December 27, 2025 as compared to the three months ended December 28, 2024 was primarily driven by:
•lower sales volume in our U.S. Consumer segment driven by fertilizer, grass seed, plant food and controls products, partially offset by higher sales of soils products; and
•decreased net sales associated with the Roundup® marketing agreement;
•partially offset by increased pricing in our U.S. Consumer segment.
Cost of Sales
The following table shows the major components of cost of sales:

	Three Months Ended
	December 27, 2025	December 28, 2024
Materials	$115.3	$123.7
Distribution and warehousing	72.6	71.3
Manufacturing labor and overhead	57.1	59.7
Costs associated with Roundup® marketing agreement	19.4	22.0
Cost of sales	264.4	276.7
Cost of sales—impairment, restructuring and other	1.3	1.4
	$265.7	$278.1
Factors contributing to the change in cost of sales are outlined in the following table:

Three Months Ended
December 27, 2025
Volume, mix and other	$(8.5)
Costs associated with Roundup® marketing agreement	(2.6)
Material cost changes	(1.5)
Foreign exchange rates	0.3
(12.3)
Impairment, restructuring and other	(0.1)
Change in cost of sales	$(12.4)
The decrease in cost of sales for the three months ended December 27, 2025 as compared to the three months ended December 28, 2024 was primarily driven by:
•lower sales volume in our U.S. Consumer segment;
•lower manufacturing costs included within “volume, mix and other” in our U.S. Consumer segment; and
•a decrease in costs associated with the Roundup® marketing agreement.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Gross Margin
As a percentage of net sales, our gross margin rate was 25.0% and 24.1% for the three months ended December 27, 2025 and December 28, 2024, respectively. Factors contributing to the change in gross margin rate are outlined in the following table:

Three Months Ended
December 27, 2025
Pricing	1.5%
Material costs	0.4
Volume, mix and other	(0.9)
Roundup® commissions and reimbursements	(0.1)
Change in gross margin rate	0.9%
The increase in gross margin rate for the three months ended December 27, 2025 as compared to the three months ended December 28, 2024 was primarily driven by:
•increased pricing in our U.S. Consumer segment; and
•lower manufacturing costs included within “volume, mix and other” in our U.S. Consumer segment;
•partially offset by unfavorable leverage of fixed costs, included within “volume, mix and other,” driven by lower sales volume in our U.S. Consumer segment.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Three Months Ended
	December 27, 2025	December 28, 2024
Advertising	$21.1	$17.5
Research and development	9.8	6.6
Share-based compensation	6.7	11.7
Amortization of intangibles	0.7	0.7
Other selling, general and administrative	67.7	77.0
	$106.0	$113.5
SG&A decreased $7.5, or 6.6%, during the three months ended December 27, 2025 compared to the three months ended December 28, 2024. Advertising expense increased $3.6, or 20.6%, due to higher media spending in our U.S. Consumer segment. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares for the three months ended December 28, 2024, decreased $5.0, or 42.7%, due to lower long-term incentive compensation expense. Other SG&A decreased $9.3, or 12.1%, driven by lower short-term variable cash incentive compensation expense partially offset by higher marketing spend.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended
	December 27, 2025	December 28, 2024
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$1.3	$1.4
Operating expenses—impairment, restructuring and other:
Restructuring and other charges, net	1.8	9.5
Loss on exchange of convertible debt investment	—	7.0
Total impairment, restructuring and other charges, net	$3.1	$17.9
Impairment, restructuring and other charges for the three months ended December 27, 2025 were not material.
During the three months ended December 28, 2024, we incurred executive severance charges of $9.5 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
During the three months ended December 28, 2024, we incurred a non-cash loss of $7.0 in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations related to the exchange of our convertible debt investment in RIV Capital for an investment in FLUENT.
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we reduced the size of our supply chain network, reduced staffing levels and implemented other cost-reduction initiatives. During the three months ended December 28, 2024, we incurred costs of $1.4 in our U.S. Consumer segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations associated with this restructuring initiative.
Other Expense, net
Other expense is comprised of activities such as the discount on sales of accounts receivable under the Master Receivables Purchase Agreement, royalty income from the licensing of certain of our brand names and foreign exchange transaction gains and losses. Other expense was $2.7 and $4.3 for the three months ended December 27, 2025 and December 28, 2024, respectively.
Loss from Operations
Loss from operations was $21.8 for the three months ended December 27, 2025, a decrease of 52.4% compared to $45.8 for the three months ended December 28, 2024. The decrease was primarily driven by a higher gross margin rate, lower impairment, restructuring, and other charges and lower SG&A, partially offset by lower net sales.
Equity in Loss of Unconsolidated Affiliates
Equity in loss of unconsolidated affiliates was $13.1 and $9.9 during the three months ended December 27, 2025 and December 28, 2024, respectively. Equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC was $10.6 and $9.9 during the three months ended December 27, 2025 and December 28, 2024, respectively. We anticipated a net loss for Bonnie Plants, LLC in the first quarter due to the seasonal nature of its business, in which sales are heavily weighted to the spring and summer selling periods. Equity in loss of unconsolidated affiliates associated with FLUENT was $2.6 during the three months ended December 27, 2025, which reduced the balance of this investment to zero as of December 27, 2025, and resulted in the discontinuation of equity method recognition of our proportionate share of FLUENT losses.
Interest Expense
Interest expense was $27.2 for the three months ended December 27, 2025, a decrease of 19.8% compared to $33.9 for the three months ended December 28, 2024. The decrease was driven by lower average borrowings of $172.8 and a decrease in our weighted average interest rate, net of the impact of interest rate swaps, of 80 basis points. The decrease in average borrowings was driven by our focus on using available cash flow to reduce our debt. The decrease in our weighted average interest rate was primarily driven by lower borrowing rates under the Seventh A&R Credit Agreement.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Income Tax Benefit from Continuing Operations
The effective tax rates for the three months ended December 27, 2025 and December 28, 2024 were 24.5% and 27.3%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year-end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
Net Loss from Continuing Operations
Net loss from continuing operations was $47.8, or $0.83 per diluted share, for the three months ended December 27, 2025 compared to $66.1, or $1.15 per diluted share, for the three months ended December 28, 2024. The decrease was driven by a higher gross margin rate, lower impairment, restructuring, and other charges, lower SG&A and lower interest expense, partially offset by lower net sales, higher equity in loss of unconsolidated affiliates and lower income tax benefit.
Diluted average common shares used in the diluted net loss per common share from continuing operations calculation for the three months ended December 27, 2025 and December 28, 2024 were 57.9 million and 57.3 million, respectively, which excluded potential common shares of 0.9 million and 1.5 million, respectively, because the effect of their inclusion would be anti-dilutive as we incurred a net loss for the three months ended December 27, 2025 and December 28, 2024. The increase in diluted average common shares was primarily the result of the exercise and issuance of share-based compensation awards.
Loss from Discontinued Operations, net of tax
Loss from discontinued operations, net of tax, associated with our Hawthorne business was $77.2 and $3.4 for the three months ended December 27, 2025 and December 28, 2024, respectively. During the three months ended December 27, 2025, we recorded a non-cash pre-tax charge of $104.8 related to a valuation adjustment to recognize the carrying amount of the Hawthorne business at fair value less estimated costs to sell.
SEGMENT RESULTS
As a result of the classification of the Hawthorne business as a discontinued operation, our reportable segments for the fiscal quarter ended December 27, 2025 differ from prior periods. The prior period amounts have been reclassified to reflect the removal of Hawthorne as a reportable segment. Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income taxes, amortization, impairment, restructuring and other charges (“Segment Profit (Loss)”), which is a non-GAAP financial measure. We believe this measure is indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	Three Months Ended
	December 27, 2025	December 28, 2024
U.S. Consumer reportable segment	$328.5	$340.9
Other non-reportable operating segment	25.9	25.7
Consolidated	$354.4	$366.6

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth Segment Profit (Loss) as well as a reconciliation to loss from continuing operations before income taxes, the most directly comparable measure prepared in accordance with GAAP:

	Three Months Ended
	December 27, 2025	December 28, 2024
U.S. Consumer Segment Profit (Non-GAAP)	$9.0	$9.8

Other non-reportable operating segment loss	(1.7)	(3.1)
Corporate	(25.3)	(33.9)
Intangible asset amortization	(0.7)	(0.6)
Impairment, restructuring and other	(3.1)	(18.0)
Equity in loss of unconsolidated affiliates	(13.1)	(9.9)
Interest expense	(27.2)	(33.9)
Other non-operating expense, net	(1.2)	(1.3)
Loss from continuing operations before income taxes (GAAP)	$(63.3)	$(90.9)
U.S. Consumer
U.S. Consumer segment net sales were $328.5 in the first quarter of fiscal 2026, a decrease of 3.6% from first quarter of fiscal 2025 net sales of $340.9. The decrease was driven by lower sales volume of 5.4%, partially offset by increased pricing of 1.8%. Lower sales volume was driven by fertilizer, grass seed, plant food and controls products, partially offset by higher sales of soils products.
U.S. Consumer Segment Profit was $9.0 in the first quarter of fiscal 2026, a decrease from first quarter of fiscal 2025 Segment Profit of $9.8. The decrease was due to lower net sales, partially offset by a higher gross margin rate.
Other
Other segment net sales were $25.9 in the first quarter of fiscal 2026, an increase of 0.8% from the first quarter of fiscal 2025 net sales of $25.7. The increase was driven by increased pricing of 1.6% and favorable foreign exchange rates of 1.2%, partially offset by lower sales volume of 2.0%.
Other segment loss was $1.7 in the first quarter of fiscal 2026, a decrease from first quarter of fiscal 2025 segment loss of $3.1.
Corporate
Corporate expenses were $25.3 in the first quarter of fiscal 2026, a decrease of 25.4% from first quarter of fiscal 2025 expenses of $33.9. The decrease was driven by lower short-term variable incentive compensation expense and lower share-based compensation expense.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	Three Months Ended
	December 27, 2025	December 28, 2024
Net cash used in operating activities	$(370.4)	$(445.3)
Net cash used in investing activities	(21.8)	(23.3)
Net cash provided by financing activities	366.8	407.7
Operating Activities
Cash used in operating activities totaled $370.4 for the three months ended December 27, 2025, a decrease of $74.9 compared to $445.3 for the three months ended December 28, 2024. This decrease was driven by the timing of inventory production and lower payments to customers related to promotional programs, partially offset by higher short-term variable cash incentive compensation payments.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Investing Activities
Cash used in investing activities totaled $21.8 for the three months ended December 27, 2025, a decrease of $1.5 compared to $23.3 for the three months ended December 28, 2024. Cash used for investments in property, plant and equipment during the first three months of fiscal 2026 and 2025 was $20.0 and $29.3, respectively, driven by the timing of spending on capital projects. During the three months ended December 27, 2025 and December 28, 2024, we had net other investing cash (outflows) inflows of $(1.8) and $6.0, respectively.
Financing Activities
Cash provided by financing activities totaled $366.8 for the three months ended December 27, 2025 compared to $407.7 for the three months ended December 28, 2024. During the three months ended December 27, 2025, we had net borrowings on our debt instruments of $422.5 due to our seasonal working capital build. We also paid dividends of $38.3, financing and issuance fees of $8.6 and repurchased Common Shares for $8.3 (which represents cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation). During the three months ended December 28, 2024, we had net borrowings on our debt instruments of $464.8, paid dividends of $39.2 and repurchased Common Shares for $15.6 (which represents cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation).
Share Repurchases
On December 19, 2025, the Company’s Board of Directors authorized a share repurchase program, with no expiration date, for the repurchase of up to $500.0 of Common Shares. There have been no share repurchases under this authorization as of December 27, 2025.
Accounts Receivable Sales
We are party to a Master Receivables Purchase Agreement, which is uncommitted and expires on September 1, 2026, under which we may sell up to $750.0 of available and eligible outstanding customer accounts receivable generated by sales to five specified customers. Transactions under the Master Receivables Purchase Agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the buyer are classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. We record the discount on sales in the “Other expense, net” line in the Condensed Consolidated Statements of Operations. At December 27, 2025, December 28, 2024 and September 30, 2025, net receivables derecognized were $220.3, $236.7 and $163.3, respectively. During the three months ended December 27, 2025 and December 28, 2024, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $254.6 and $274.0, respectively, and the total discount recorded on sales was $2.9 and $3.3, respectively.
Supplier Finance Program
We have an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance our payment obligations with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance our payment obligations prior to their scheduled due dates at a discounted price to the participating financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that we negotiate with our suppliers are consistent, regardless of whether a supplier participates in the program. Our current payment terms with a majority of our suppliers generally range from 30 to 60 days, which we deem to be commercially reasonable. Our outstanding payment obligations under our supplier finance program were $30.7, $26.7 and $13.9 at December 27, 2025, December 28, 2024 and September 30, 2025, respectively, and are recorded within accounts payable in the Condensed Consolidated Balance Sheets. The associated payments were $68.0 and $72.7 for the three months ended December 27, 2025 and December 28, 2024, respectively, and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances, including cash and cash equivalents classified within current assets held for sale, of $11.3, $9.8 and $36.6 as of December 27, 2025, December 28, 2024 and September 30, 2025, respectively, included $7.2, $6.1 and $4.2, respectively, held by controlled foreign corporations. As of December 27, 2025, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Borrowing Agreements
Credit Facilities
Our primary sources of liquidity are cash generated by operations and borrowings under our credit facilities, which are guaranteed by substantially all of Scotts Miracle-Gro’s domestic subsidiaries. On November 21, 2025, we entered into the Seventh A&R Credit Agreement, providing the Company and certain of its subsidiaries with five-year senior secured loan facilities in the aggregate principal amount of $2,000.0, comprised of a revolving credit facility of $1,500.0 and a term loan in the original principal amount of $500.0. The Seventh A&R Credit Agreement also provides us with the right to seek additional committed credit under the agreement in an aggregate amount of up to $500.0 plus an unlimited additional amount, subject to certain specified financial and other conditions. The Seventh A&R Credit Agreement will be available for issuance of letters of credit up to $100.0 and will terminate on November 21, 2030. The terms of the Seventh A&R Credit Agreement include customary representations and warranties, affirmative and negative covenants, financial covenants and events of default.
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
At December 27, 2025, we had letters of credit outstanding in the aggregate principal amount of $93.2, and had $979.8 of borrowing availability under the Seventh A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 7.0% and 8.5% for the three months ended December 27, 2025 and December 28, 2024, respectively.
The Seventh A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters, calculated as average total indebtedness divided by our Adjusted EBITDA. The maximum permitted leverage ratio is 5.00. Our leverage ratio was 4.03 at December 27, 2025. The Seventh A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA divided by interest expense, as described in the Seventh A&R Credit Agreement. The minimum required interest coverage ratio is (i) 3.00 for each of the fiscal quarters within fiscal 2026, (ii) 3.25 for each of the fiscal quarters within fiscal 2027 and (iii) 3.50 for fiscal quarters thereafter. Our interest coverage ratio was 5.05 at December 27, 2025.
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
Senior Notes
On December 15, 2016, Scotts Miracle-Gro issued $250.0 aggregate principal amount of 5.250% Senior Notes with a maturity date of December 15, 2026. The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. At December 27, 2025, the $250.0 aggregate principal amount of the 5.250% Senior Notes was reclassified to the “Current portion of debt” line in the Condensed Consolidated Balance Sheets as it is payable within one year. We intend to repay the 5.250% Senior Notes during fiscal 2026 using a combination of cash flow from operations and available borrowing capacity under the Seventh A&R Credit Agreement.
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
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of December 27, 2025, December 28, 2024 and September 30, 2025 had a maximum total U.S. dollar equivalent notional amount of $450.0. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at December 27, 2025 are shown in the table below:

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
Availability and Use of Cash
We believe that our cash flows from operations and borrowings under our agreements described herein will be sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in the 2025 Annual Report, under “ITEM 1A. RISK FACTORS — Risks Related to Our M&A, Lending and Financing Activities — Our indebtedness could limit our flexibility and adversely affect our financial condition.”
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

	December 27, 2025	September 30, 2025
Current assets	$1,127.7	$831.9
Non-current assets (a)	1,667.0	1,657.4
Current liabilities	847.7	640.9
Non-current liabilities	2,543.1	2,297.4
(a)Includes amounts due from Non-Guarantor subsidiaries of $43.9 and $11.4, respectively.

	Three Months Ended	Year Ended
	December 27, 2025	September 30, 2025
Net sales	$333.4	$3,018.5
Gross margin	86.4	980.0
Net income (loss) from continuing operations	(44.4)	196.3
Net income (loss) (a)	(122.6)	180.4
(a)Includes intercompany income (expense) from Non-Guarantor subsidiaries of $(1.1) and $5.9, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
REGULATORY MATTERS
We are subject to local, state, federal and foreign environmental protection laws and regulations with respect to our business operations and believe we are operating in substantial compliance, or taking actions aimed at ensuring compliance with, such laws and regulations. We are involved in several legal actions with various governmental agencies related to environmental matters. While it is difficult to quantify the potential financial impact of actions involving these environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established accruals, is not expected to have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that the resolution of these matters will not materially affect our future quarterly or annual results of operations, financial condition or cash flows. Additional information on environmental matters affecting us is provided in the 2025 Annual Report, under “ITEM 1. BUSINESS — Regulatory Considerations” and “ITEM 3. LEGAL PROCEEDINGS.”
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
The Audit Committee of the Board of Directors of Scotts Miracle-Gro reviews our critical accounting estimates on an ongoing basis, including those related to revenue recognition and promotional allowances, income taxes and goodwill and indefinite-lived intangible assets. Our critical accounting estimates have not changed materially from those disclosed in the 2025 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management believes that there are no material changes to our quantitative and qualitative disclosures about market risks during the three months ended December 27, 2025 compared to those disclosed in the 2025 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Scotts Miracle-Gro Company (the “Registrant”) maintains “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Registrant’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Registrant’s management, including its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

With the participation of the principal executive officer and the principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of December 27, 2025.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the Registrant’s fiscal quarter ended December 27, 2025, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the legal proceedings that have been previously disclosed in Part I, Item 3 of the 2025 Annual Report. There have been no material developments to the pending legal proceedings set forth therein.
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
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of December 27, 2025, have not materially changed from those described in Part I, Item 1A of the 2025 Annual Report.
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
Forward-looking statements in this Form 10-Q are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described in “ITEM 1A. RISK FACTORS” in the 2025 Annual Report. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors and other cautionary statements that we make from time to time in our other SEC filings and public communications.
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
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended December 27, 2025:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs (3)
October 1, 2025 through October 25, 2025	—	$—	—	N/A
October 26, 2025 through November 22, 2025	1,761	$55.83	—	N/A
November 23, 2025 through December 27, 2025	3,190	$57.18	—	N/A
Total	4,951	$56.70	—

(1)All of the Common Shares purchased during the first quarter of fiscal 2026 were purchased in open market transactions. The Common Shares purchased during the quarter consisted of 4,951 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan.

(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)On December 19, 2025, the Company’s Board of Directors authorized a share repurchase program, with a commencement date of January 29, 2026 and no expiration date, for the repurchase of up to $500.0 million of Common Shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the first quarter of fiscal 2026, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted, modified or terminated any Rule 10b5-1 trading arrangement or non Rule 10b5-1 trading arrangement (in each case, as defined in Item 408).
ITEM 6. EXHIBITS
See Index to Exhibits at page 41 for a list of the exhibits included herewith.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2025

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Form of Fiscal Year Incentive RSU Award Notice	8-K	10.1	November 12, 2025
10.2
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
		8-K	10.1	November 24, 2025
10.3	Seventh Amended and Restated Guarantee and Collateral Agreement, dated as of November 21, 2025, made by The Scotts Miracle-Gro Company, each domestic Subsidiary Borrower under the Seventh Amended and Restated Credit Agreement, and certain of its and their domestic subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.2	November 24, 2025
10.4	Consulting Agreement, dated November 7, 2025, between The Scotts Company LLC and Hanft Ideas LLC				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: February 4, 2026	/s/ MARK J. SCHEIWER
Printed Name: Mark J. Scheiwer
Title: Executive Vice President, Chief Financial Officer & Chief Accounting Officer