Form 10-Q
period 2026-03-28
SCOTTS MIRACLE-GRO CO
filed 2026-05-06
CIK 825542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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
As of May 1, 2026, there were 58,181,937 Common Shares outstanding.

Table of Contents

Table of Contents
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net sales	$1,459.5	$1,389.7	$1,814.0	$1,756.3
Cost of sales	849.0	842.3	1,113.5	1,119.0
Cost of sales—impairment, restructuring and other	—	5.3	1.3	6.7
Gross margin	610.5	542.1	699.2	630.6
Operating expenses:
Selling, general and administrative	199.2	177.8	305.1	291.3
Impairment, restructuring and other	2.2	10.4	3.9	27.0
Other expense, net	7.3	4.2	10.2	8.4
Income from operations	401.8	349.7	380.0	303.9
Equity in loss of unconsolidated affiliates	4.5	5.9	17.6	15.8
Interest expense	31.3	36.6	58.5	70.5
Other non-operating expense, net	1.1	1.2	2.3	2.5
Income from continuing operations before income taxes	364.9	306.0	301.6	215.1
Income tax expense from continuing operations	101.6	85.3	86.0	60.4
Net income from continuing operations	263.3	220.7	215.6	154.7
Loss from discontinued operations, net of tax	(24.7)	(3.2)	(102.0)	(6.7)
Net income	$238.6	$217.5	$113.6	$148.0

Basic net income (loss) per common share:
Continuing operations	$4.53	$3.83	$3.72	$2.69
Discontinued operations	(0.42)	(0.05)	(1.76)	(0.12)
Basic net income per common share	$4.11	$3.78	$1.96	$2.57

Diluted net income (loss) per common share:
Continuing operations	$4.46	$3.78	$3.65	$2.64
Discontinued operations	(0.42)	(0.06)	(1.72)	(0.11)
Diluted net income per common share	$4.04	$3.72	$1.93	$2.53

Weighted-average common shares outstanding during the period	58.1	57.6	58.0	57.5
Weighted-average common shares outstanding during the period plus dilutive potential common shares	59.1	58.4	59.0	58.6
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net income	$238.6	$217.5	$113.6	$148.0
Other comprehensive income (loss):
Net foreign currency translation adjustment	(2.0)	1.0	0.3	(4.9)
Net unrealized gain (loss) on derivative instruments, net of tax	1.4	(1.4)	2.2	4.3
Reclassification of net unrealized (gain) loss on derivative instruments to net income, net of tax	0.5	(2.2)	(1.5)	(3.8)
Net unrealized loss on securities, net of tax	(0.4)	—	(0.4)	—
Pension and other post-retirement benefit adjustments, net of tax	1.7	(1.4)	3.9	2.9
Total other comprehensive income (loss)	1.2	(4.0)	4.5	(1.5)
Comprehensive income	$239.8	$213.5	$118.1	$146.5
See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	March 28, 2026	March 29, 2025
OPERATING ACTIVITIES
Net income	$113.6	$148.0
Adjustments to reconcile net income to net cash used in operating activities:
Impairment, restructuring and other	0.8	16.0
Share-based compensation expense	26.3	38.1
Depreciation	31.0	31.6
Amortization	3.5	6.3
Deferred taxes	(29.8)	39.8
Loss on measurement of held for sale assets	134.4	—
Equity in loss of unconsolidated affiliates	17.6	15.8
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(603.9)	(624.3)
Inventories	(150.5)	(189.4)
Prepaid and other current assets	(5.4)	(7.9)
Accounts payable	161.3	153.8
Other current liabilities	132.6	123.6
Other non-current items	20.9	(7.3)
Other, net	(2.8)	(1.3)
Net cash used in operating activities	(150.4)	(257.2)

INVESTING ACTIVITIES
Investments in property, plant and equipment	(38.6)	(37.6)
Other investing, net	(6.8)	2.9
Net cash used in investing activities	(45.4)	(34.7)

FINANCING ACTIVITIES
Borrowings under revolving and bank lines of credit and term loans	1,179.9	641.9
Repayments under revolving and bank lines of credit and term loans	(938.9)	(320.7)
Financing and issuance fees	(8.7)	—
Dividends paid	(77.8)	(78.0)
Purchase of Common Shares	(11.6)	(18.3)
Cash received from exercise of stock options	3.3	10.0
Other financing, net	22.0	3.0
Net cash provided by financing activities	168.2	237.9
Effect of exchange rate changes on cash	0.1	(0.7)
Net decrease in cash and cash equivalents, including cash and cash equivalents classified within current assets held for sale	(27.5)	(54.7)
Less: Net decrease in cash and cash equivalents classified within current assets held for sale	(0.9)	(1.0)
Net decrease in cash and cash equivalents	(26.6)	(53.7)
Cash and cash equivalents at beginning of period	32.8	62.4
Cash and cash equivalents at end of period	$6.2	$8.7

See Notes to Condensed Consolidated Financial Statements.

Contents

THE SCOTTS MIRACLE-GRO COMPANY
Condensed Consolidated Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 28, 2026	March 29, 2025	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6.2	$8.7	$32.8
Accounts receivable, less allowances of $19.8, $18.1 and $10.5, respectively	766.7	767.8	160.8
Inventories	696.0	709.6	542.7
Current assets held for sale	28.5	118.0	84.8
Prepaid and other current assets	124.5	124.5	119.2
Total current assets	1,621.9	1,728.6	940.3
Investment in unconsolidated affiliates	36.0	40.6	53.6
Property, plant and equipment, net of accumulated depreciation of $850.6, $800.4 and $819.7, respectively	627.4	571.3	607.6
Goodwill	243.9	243.9	243.9
Intangible assets, net	350.9	353.0	352.0
Noncurrent assets held for sale	—	103.7	91.9
Other assets	531.9	495.6	452.7
Total assets	$3,412.0	$3,536.7	$2,742.0

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$279.4	$54.6	$57.2
Accounts payable	385.8	382.6	221.4
Current liabilities held for sale	29.1	36.7	24.3
Other current liabilities	581.3	538.6	436.8
Total current liabilities	1,275.6	1,012.5	739.7
Long-term debt	2,068.4	2,493.2	2,049.2
Noncurrent liabilities held for sale	—	3.8	9.6
Other liabilities	354.5	317.3	301.0
Total liabilities	3,698.5	3,826.8	3,099.5
Commitments and contingencies (Note 11)
Equity (deficit):
Common shares and capital in excess of $0.01 stated value per share; shares outstanding of 58.2, 57.7 and 57.8, respectively	346.3	343.4	351.6
Retained earnings	331.0	373.7	294.7
Treasury shares, at cost; 10.0, 10.5 and 10.4 shares, respectively	(858.8)	(898.4)	(894.1)
Accumulated other comprehensive loss	(105.0)	(108.8)	(109.7)
Total equity (deficit)	(286.5)	(290.1)	(357.5)
Total liabilities and equity (deficit)	$3,412.0	$3,536.7	$2,742.0
See Notes to Condensed Consolidated Financial Statements.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
Prior to April 8, 2026, the Company operated the Hawthorne segment, which provided nutrients, lighting and other materials used for indoor and hydroponic gardening. The Company completed the divestitures of its Hawthorne business in North America on April 8, 2026 and its Hawthorne business based in the Netherlands on September 30, 2025. During the three months ended December 27, 2025, the Company determined that the Hawthorne business met the criteria to be classified as held for sale, and classified the related assets and liabilities as held for sale on the Condensed Consolidated Balance Sheets for all periods presented. The Company determined this represents a strategic shift, and therefore, effective in the first quarter of fiscal 2026, the Company classified its results of operations for all periods presented to reflect the Hawthorne business as a discontinued operation. See “NOTE 2. DISCONTINUED OPERATIONS” for further details.
Organization and Basis of Presentation
The Company’s unaudited condensed consolidated financial statements for the three and six months ended March 28, 2026 and March 29, 2025 are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of Scotts Miracle-Gro and its consolidated subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company consolidates all majority-owned subsidiaries and variable interest entities where the Company has been determined to be the primary beneficiary. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of each acquisition or up to the date of disposal, respectively. In the opinion of management, interim results reflect all normal and recurring adjustments and are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, this Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2026 (this “Form 10-Q”) should be read in conjunction with Scotts Miracle-Gro’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Annual Report”), which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
On March 14, 2025, the Company sold all of the issued and outstanding shares of capital stock of its formerly wholly-owned subsidiary The Hawthorne Collective, Inc. (“THC”) to Bad Dog Holdings LLC (“BDH”) in exchange for a promissory note with a principal amount of $39.0. BDH was formed to hold and manage the investments held by THC and is owned and controlled by a strategic partner of the Company. At the time of the sale, THC held non-voting exchangeable shares of FLUENT Corp. (formerly Cansortium Inc.) (“FLUENT”) (CSE: FNT.U) (OTCQB: CNTMF), a vertically-integrated, multi-state cannabis company, and other minority non-equity investments, with a total book value of $39.0. BDH granted the Company a call option that enables the Company to reacquire all of the issued and outstanding shares of capital stock of THC in exchange for canceling the principal amount of the promissory note and making an additional payment to BDH equal to 5% of any appreciation in the fair value of THC. The Company may, subject to certain restrictions, exercise the call option in its sole and absolute discretion until the earlier of (i) March 14, 2035 and (ii) the date of the consummation of a merger, change in control or consolidation of BDH or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of BDH. The Company also granted BDH a put option providing BDH with the right to cause the Company to reacquire all the issued and outstanding shares of capital stock of THC in exchange for canceling the principal amount of the promissory note. The Company has determined that it has a variable interest in BDH and that BDH is a variable interest entity. Additionally, based on its assessment of the characteristics of its variable interest in BDH, including the involvement of its de facto agents, the Company has determined it is the primary beneficiary of BDH and, as a result, is required to consolidate BDH in its condensed consolidated financial statements. As of March 28, 2026, BDH had assets of $24.3 that were recorded in the “Other assets” line in the Condensed Consolidated Balance Sheets as a result of consolidating BDH. BDH also had a $41.0 liability as of March 28, 2026 related to the promissory note due to the Company, which was eliminated in consolidation.
Assets and Liabilities Held for Sale
Assets and liabilities related to a business classified as held for sale are segregated in the Condensed Consolidated Balance Sheets for all periods presented. Upon classification as held for sale, the Company ceases depreciation and amortization and measures the assets (or disposal group) at the lower of carrying amount or fair value less cost to sell. Any resulting loss is recognized in the period in which the held for sale criteria are met. This valuation adjustment (allowance) is adjusted based on subsequent changes in estimates of fair value less cost to sell. During the three months ended December 27, 2025, the Company determined that the Hawthorne business met the criteria to be classified as held for sale, and classified the related assets and liabilities as held for sale on the Condensed Consolidated Balance Sheets for all periods presented.
Accounts Receivable
The Company is party to a Master Receivables Purchase Agreement, which is uncommitted and expires on September 1, 2026, under which the Company may sell up to $750.0 of available and eligible outstanding customer accounts receivable generated by sales to five specified customers. The receivable sales are non-recourse to the Company, other than with respect to (i) repurchase obligations and indemnification obligations for any violations by the Company of its respective representations or obligations as seller or servicer and (ii) certain repurchase and payment obligations arising from any dilution of, or dispute with respect to, any purchased receivables that arise after the sale of such purchased receivables to the purchaser not contemplated in the applicable purchase price of such purchased receivable. The recourse obligations of the Company that may arise from time to time are supported by standby letters of credit of $75.0. Transactions under the Master Receivables Purchase Agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the buyer are classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. The Company records the discount on sales in the “Other expense, net” line in the Condensed Consolidated Statements of Operations. At March 28, 2026, March 29, 2025 and September 30, 2025, net receivables derecognized were $654.1, $598.2 and $163.3, respectively. During the three months ended March 28, 2026 and March 29, 2025, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $813.8 and $748.2, respectively, and the total discount recorded on sales was $8.5 and $7.9, respectively. During the six months ended March 28, 2026 and March 29, 2025, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $1,068.5 and $1,022.2, respectively, and the total discount recorded on sales was $11.4 and $11.2, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplier Finance Program
The Company has an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance payment obligations of the Company with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance payment obligations of the Company prior to their scheduled due dates at a discounted price to the participating financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that the Company negotiates with its suppliers are consistent, regardless of whether a supplier participates in the program. The Company’s current payment terms with a majority of its suppliers generally range from 30 to 60 days, which the Company deems to be commercially reasonable. The Company’s outstanding payment obligations under its supplier finance program were $42.9, $32.1 and $13.9 at March 28, 2026, March 29, 2025 and September 30, 2025, respectively, and are recorded within accounts payable in the Condensed Consolidated Balance Sheets. The associated payments were $154.7 and $153.1 for the six months ended March 28, 2026 and March 29, 2025, respectively, and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.
Long-Lived Assets
The Company had non-cash investing activities of $10.8 and $6.2 during the six months ended March 28, 2026 and March 29, 2025, respectively, representing unpaid liabilities to acquire property, plant and equipment.
Statements of Cash Flows
Supplemental cash flow information was as follows:

	Six Months Ended
	March 28, 2026	March 29, 2025
Interest paid	$58.0	$68.1
Income taxes paid (refunded), net	4.2	(4.2)
Cash and cash equivalents held by the Hawthorne business of $2.9, $8.2 and $3.8 at March 28, 2026, March 29, 2025 and September 30, 2025, respectively, are classified as held for sale and are not included in cash and cash equivalents in the Condensed Consolidated Balance Sheets.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 2. DISCONTINUED OPERATIONS
The Company completed the divestitures of its Hawthorne business in North America on April 8, 2026 and its Hawthorne business based in the Netherlands on September 30, 2025. During the three months ended December 27, 2025, the Company determined that the Hawthorne business met the criteria to be classified as held for sale, and classified the related assets and liabilities as held for sale on the Condensed Consolidated Balance Sheets for all periods presented. The Company determined this represents a strategic shift, and therefore, effective in the first quarter of fiscal 2026, the Company classified its results of operations for all periods presented to reflect the Hawthorne business as a discontinued operation.
On April 8, 2026, the Company completed the sale of its Hawthorne business in North America to Vireo Growth Inc. (“Vireo”) (CSE: VREO; OTCQX: VREOF) in exchange for 213.0 million common shares of Vireo, which represented approximately 14% of Vireo’s total outstanding common shares as of the closing date, and a warrant with a five year term to acquire 80.0 million additional common shares of Vireo at a strike price of $0.85 per share. The sale proceeds are subject to post-closing adjustments that are expected to be finalized during fiscal 2026. On the closing date, the Hawthorne business held cash and cash equivalents of $35.0 that was transferred to Vireo as part of the sale. Additionally, in connection with the transaction, the Company entered into a contract manufacturing agreement and agreed to provide Vireo with $20.0 of manufacturing services over a two-year period for no cost. Pursuant to an agreement executed on April 8, 2026, the Company transferred the sale consideration received to Good Dog Holdings LLC (“GDH”) in exchange for a promissory note. GDH was formed to hold and manage the investments transferred to it by the Company and is owned and controlled by a strategic partner of the Company. GDH granted the Company a call option that enables the Company to reacquire all of the investments held by GDH in exchange for canceling the principal amount of the promissory note. The Company may, subject to certain restrictions, exercise the call option in its sole and absolute discretion until April 8, 2036. The Company also granted GDH a put option providing GDH with the right to cause the Company to reacquire the investments held by GDH in exchange for canceling the principal amount of the promissory note. The Company has determined that it has a variable interest in GDH and that GDH is a variable interest entity. Additionally, based on its assessment of the characteristics of its variable interest in GDH, including the involvement of its de facto agents, the Company has determined it is the primary beneficiary of GDH and, as a result, will be required to consolidate GDH in its condensed consolidated financial statements.
GDH and Vireo are also parties to an investor rights agreement executed on April 8, 2026 which allows GDH to nominate one member to the Vireo board of directors. Pursuant to this right, Christopher J. Hagedorn, Executive Vice President & Chief of Staff of the Company, has been nominated for election to Vireo’s board of directors.
For the three and six months ended March 28, 2026, the Company incurred pre-tax charges of $29.6 and $134.4, respectively, related to valuation adjustments to recognize the carrying amount of the Hawthorne business at fair value less estimated costs to sell in the “Loss from discontinued operations, net of tax” line on the Condensed Consolidated Statements of Operations.
The following represents the major components of the financial results of the Hawthorne business for each of the periods presented:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net sales	$26.5	$32.7	$49.6	$84.7
Cost of sales	(18.8)	(24.8)	(37.7)	(66.9)
Cost of sales — impairment, restructuring and other	(0.2)	(2.0)	—	(5.7)
Selling, general and administrative	(4.2)	(10.5)	(10.5)	(21.7)
Impairment, restructuring and other	(3.9)	(0.3)	(4.5)	(0.3)
Other income (expense), net	0.1	0.2	(0.1)	—
Loss from discontinued operations before income taxes	(0.5)	(4.7)	(3.2)	(9.9)
Loss on measurement of held for sale assets	(29.6)	—	(134.4)	—
Income tax benefit from discontinued operations	5.4	1.5	35.6	3.2
Loss from discontinued operations, net of tax	$(24.7)	$(3.2)	$(102.0)	$(6.7)

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following represents the major classes of assets and liabilities that have been classified as held for sale on the Condensed Consolidated Balance Sheets for each of the periods presented:

	March 28, 2026	March 29, 2025	September 30, 2025
Cash and cash equivalents	$2.9	$8.2	$3.8
Accounts receivable, net	23.7	31.5	26.1
Inventories	47.3	63.6	50.1
Prepaid and other current assets	4.1	14.6	4.8
Property, plant and equipment, net	21.1	31.2	24.0
Intangible assets, net	47.3	59.0	49.8
Other assets	16.5	13.6	18.1
Valuation adjustment (allowance) on disposal group	(134.4)	—	—
Total assets held for sale	$28.5	$221.7	$176.7

Accounts payable	$7.2	$13.7	$7.8
Other current liabilities	14.8	23.0	16.5
Other liabilities	7.1	3.8	9.6
Total liabilities held for sale	$29.1	$40.5	$33.9
As of March 28, 2026, the assets and liabilities held for sale are classified as current in the Condensed Consolidated Balance Sheets.
The Condensed Consolidated Statements of Cash Flows do not present the cash flows from discontinued operations separately from cash flows from continuing operations. Cash provided by (used in) operating activities related to discontinued operations totaled $1.3 and $(17.3) for the six months ended March 28, 2026 and March 29, 2025, respectively. Cash provided by (used in) investing activities related to discontinued operations was not material for the six months ended March 28, 2026 and March 29, 2025.
NOTE 3. INVESTMENT IN UNCONSOLIDATED AFFILIATES
Bonnie Plants
The Company holds a 50% equity interest in Bonnie Plants, LLC, a joint venture with Alabama Farmers Cooperative, Inc. (“AFC”) focused on planting, growing, developing, distributing, marketing and selling live plants. The Company’s interest is accounted for using the equity method of accounting, with the Company’s proportionate share of Bonnie Plants, LLC earnings reflected in the Condensed Consolidated Statements of Operations. During the three and six months ended March 28, 2026, the Company recorded equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC of $4.5 and $15.1, respectively, compared to $5.9 and $15.8 during the three and six months ended March 29, 2025, respectively.
FLUENT
During the three months ended December 28, 2024, THC exchanged its existing convertible debt investment in RIV Capital Inc. (“RIV Capital”) for an investment in FLUENT. This exchange, a non-cash investing and financing activity, resulted in a loss of $7.0 that was recorded in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations during the three months ended December 28, 2024. As of March 28, 2026, THC holds 153.1 million common shares of FLUENT, which represents approximately 25% of FLUENT’s total outstanding common shares. THC and FLUENT are also parties to an investor rights agreement which allows THC to nominate up to two members to the FLUENT board of directors. This investment was previously accounted for using the equity method of accounting, with THC’s proportionate share of FLUENT earnings subsequent to December 18, 2024 reflected in the Condensed Consolidated Statements of Operations on a one quarter lag. During the three months ended December 27, 2025, the Company’s investment balance in FLUENT was reduced to zero, and the Company discontinued equity method recognition of its proportionate share of FLUENT losses. The Company does not have any contractual obligations or other commitments to fund losses of FLUENT. On April 30, 2026, FLUENT announced that it entered into a definitive arrangement agreement pursuant to which Vireo will acquire all of the issued and outstanding common shares of FLUENT in exchange for common shares of Vireo. Pursuant to the terms of the agreement, each shareholder of FLUENT will receive 0.0705359 of a common share of Vireo in exchange for each FLUENT share held. The closing of the transaction is subject to various conditions, including shareholder, court and regulatory approvals.

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
NOTE 4. IMPAIRMENT, RESTRUCTURING AND OTHER
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$—	$3.4	$1.3	$4.2
Right-of-use asset impairments	—	1.9	—	2.5
Operating expenses—impairment, restructuring and other:
Restructuring and other charges, net	2.2	10.4	3.9	20.0
Loss on exchange of convertible debt investment	—	—	—	7.0
Total impairment, restructuring and other charges, net	$2.2	$15.7	$5.2	$33.7
The following table summarizes the activity related to liabilities associated with restructuring activities during the six months ended March 28, 2026:

Amounts accrued at September 30, 2025	$18.8
Restructuring charges	0.9
Payments	(9.6)
Amounts accrued at March 28, 2026	$10.1
As of March 28, 2026, restructuring accruals include $1.1 that is classified as long-term.
Impairment, restructuring and other charges for the three and six months ended March 28, 2026 were not material.
During the three and six months ended March 29, 2025, the Company incurred employee and executive severance charges of $3.0 in its U.S. Consumer segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. During the three and six months ended March 29, 2025, the Company incurred employee and executive severance charges of $3.3 in its U.S. Consumer segment and $2.1 and $11.6, respectively, at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
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
During fiscal 2022, the Company began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, the Company reduced the size of its supply chain network, reduced staffing levels and implemented other cost-reduction initiatives. During the three and six months ended March 29, 2025, the Company incurred costs of $2.3 and $3.7, respectively, in its U.S. Consumer segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations associated with this restructuring initiative.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 5. INVENTORIES
Inventories consisted of the following for each of the periods presented:

	March 28, 2026	March 29, 2025	September 30, 2025
Finished goods	$430.8	$408.3	$246.3
Raw materials	193.1	227.3	217.6
Work-in-process	72.1	74.0	78.8
Total	$696.0	$709.6	$542.7
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
The elements of the net commission and reimbursements earned under the Third Restated Agreement and included in the “Net sales” line in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Gross commission	$58.1	$41.1	$66.9	$51.3
Contribution expenses	(4.5)	(4.5)	(9.0)	(9.0)
Net commission	53.6	36.6	57.9	42.3
Reimbursements associated with Roundup® marketing agreement	32.5	27.1	51.9	49.1
Total net sales associated with Roundup® marketing agreement	$86.1	$63.7	$109.8	$91.4

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 7. DEBT
The components of debt are as follows:

	March 28, 2026	March 29, 2025	September 30, 2025
Credit Facilities:
Revolving loans	$251.2	$345.0	$—
Term loans	493.8	600.0	500.0
Senior Notes due 2031 – 4.000%	500.0	500.0	500.0
Senior Notes due 2032 – 4.375%	400.0	400.0	400.0
Senior Notes due 2029 – 4.500%	450.0	450.0	450.0
Senior Notes due 2026 – 5.250%	250.0	250.0	250.0
Finance lease obligations	13.5	15.6	14.5
Other	2.3	2.5	5.2
Total debt	2,360.8	2,563.1	2,119.7
Less current portions	279.4	54.6	57.2
Less unamortized debt issuance costs	13.0	15.3	13.3
Long-term debt	$2,068.4	$2,493.2	$2,049.2
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
At March 28, 2026, the Company had letters of credit outstanding in the aggregate principal amount of $93.2, and had $1,155.6 of borrowing availability under the Seventh A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 6.4% and 7.8% for the six months ended March 28, 2026 and March 29, 2025, respectively.
The Seventh A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding the Company’s leverage ratio determined as of the end of each of its fiscal quarters, calculated as average total indebtedness divided by the Company’s earnings before interest, taxes, depreciation and amortization, as adjusted pursuant to the terms of the Seventh A&R Credit Agreement (“Adjusted EBITDA”). The maximum permitted leverage ratio is 5.00. The Company’s leverage ratio was 3.71 at March 28, 2026. The Seventh A&R Credit Agreement also contains an affirmative covenant regarding the Company’s interest coverage ratio determined as of the end of each of its fiscal quarters, calculated as Adjusted EBITDA divided by interest expense, as described in the Seventh A&R Credit Agreement. The minimum required interest coverage ratio is (i) 3.00 for each of the fiscal quarters within fiscal 2026, (ii) 3.25 for each of the fiscal quarters within fiscal 2027 and (iii) 3.50 for fiscal quarters thereafter. The Company’s interest coverage ratio was 5.62 at March 28, 2026.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Senior Notes
On December 15, 2016, Scotts Miracle-Gro issued $250.0 aggregate principal amount of 5.250% Senior Notes with a maturity date of December 15, 2026 (the “5.250% Senior Notes”). The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with the Company’s existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. At March 28, 2026, the $250.0 aggregate principal amount of the 5.250% Senior Notes is classified in the “Current portion of debt” line in the Condensed Consolidated Balance Sheets as it is payable within one year.
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
Interest Rate Swap Agreements
The Company enters into interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of March 28, 2026, March 29, 2025 and September 30, 2025 had a maximum total U.S. dollar equivalent notional amount of $450.0. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at March 28, 2026 are shown in the table below:

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
Weighted Average Interest Rate
The weighted average interest rates on the Company’s debt, including the impact of interest rate swaps, were 4.9% and 5.5% for the six months ended March 28, 2026 and March 29, 2025, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 8. EQUITY (DEFICIT)
The following tables provide a summary of the changes in equity (deficit) for each of the periods indicated:

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance at September 30, 2025	$351.6	$294.7	$(894.1)	$(109.7)	$(357.5)
Net income (loss)	—	(125.0)	—	—	(125.0)
Other comprehensive income (loss)	—	—	—	3.5	3.5
Share-based compensation	24.3	—	—	—	24.3
Dividends declared ($0.66 per share)	—	(38.5)	—	—	(38.5)
Treasury share purchases	—	—	(8.3)	—	(8.3)
Treasury share issuances	(29.0)	—	29.9	—	0.9
Balance at December 27, 2025	346.9	131.2	(872.5)	(106.2)	(500.6)
Net income (loss)	—	238.6	—	—	238.6
Other comprehensive income (loss)	—	—	—	1.2	1.2
Share-based compensation	13.8	—	—	—	13.8
Dividends declared ($0.66 per share)	—	(38.8)	—	—	(38.8)
Treasury share purchases	—	—	(3.3)	—	(3.3)
Treasury share issuances	(14.4)	—	17.0	—	2.6
Balance at March 28, 2026	$346.3	$331.0	$(858.8)	$(105.0)	$(286.5)
The sum of the components may not equal due to rounding.

	Common Shares and Capital in Excess of Stated Value	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
Balance at September 30, 2024	$362.0	$303.8	$(949.1)	$(107.3)	$(390.6)
Net income (loss)	—	(69.5)	—	—	(69.5)
Other comprehensive income (loss)	—	—	—	2.5	2.5
Share-based compensation	31.4	—	—	—	31.4
Dividends declared ($0.66 per share)	—	(38.5)	—	—	(38.5)
Treasury share purchases	—	—	(15.6)	—	(15.6)
Treasury share issuances	(44.3)	—	45.1	—	0.8
Balance at December 28, 2024	349.1	195.8	(919.6)	(104.8)	(479.5)
Net income (loss)	—	217.5	—	—	217.5
Other comprehensive income (loss)	—	—	—	(4.0)	(4.0)
Share-based compensation	8.7	—	—	—	8.7
Dividends declared ($0.66 per share)	—	(39.6)	—	—	(39.6)
Treasury share purchases	—	—	(2.7)	—	(2.7)
Treasury share issuances	(14.5)	—	23.9	—	9.4
Balance at March 29, 2025	$343.4	$373.7	$(898.4)	$(108.8)	$(290.1)
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss (“AOCL”) by component were as follows for each of the periods indicated:

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 27, 2025	$(9.9)	$(0.8)	$(17.9)	$(77.7)	$(106.2)
Other comprehensive income (loss) before reclassifications	(2.0)	1.9	(0.4)	—	(0.5)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	0.7	—	3.1	3.8
Income tax benefit (expense)	—	(0.7)	—	(1.4)	(2.1)
Net current period other comprehensive income (loss)	(2.0)	1.9	(0.4)	1.7	1.2
Balance at March 28, 2026	$(11.9)	$1.1	$(18.2)	$(76.0)	$(105.0)

Balance at December 28, 2024	$(27.1)	$8.9	$(14.4)	$(72.2)	$(104.8)
Other comprehensive income (loss) before reclassifications	1.0	(1.9)	—	—	(0.9)
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(3.0)	—	(2.7)	(5.7)
Income tax benefit (expense)	—	1.3	—	1.3	2.6
Net current period other comprehensive income (loss)	1.0	(3.6)	—	(1.4)	(4.0)
Balance at March 29, 2025	$(26.1)	$5.3	$(14.4)	$(73.6)	$(108.8)
The sum of the components may not equal due to rounding.

	Six Months Ended
	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Derivative Instruments	Net Unrealized Gain (Loss) On Securities	Pension and Other Post-Retirement Benefit Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2025	$(12.2)	$0.3	$(17.9)	$(79.9)	$(109.7)
Other comprehensive income (loss) before reclassifications	0.3	2.9	(0.4)	—	2.8
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(2.0)	—	7.4	5.4
Income tax benefit (expense)	—	(0.2)	—	(3.5)	(3.7)
Net current period other comprehensive income (loss)	0.3	0.7	(0.4)	3.9	4.5
Balance at March 28, 2026	$(11.9)	$1.1	$(18.2)	$(76.0)	$(105.0)

Balance at September 30, 2024	$(21.3)	$4.9	$(14.4)	$(76.5)	$(107.3)
Other comprehensive income (loss) before reclassifications	(4.9)	5.8	—	—	0.9
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(5.1)	—	5.4	0.3
Income tax benefit (expense)	—	(0.2)	—	(2.5)	(2.7)
Net current period other comprehensive income (loss)	(4.9)	0.5	—	2.9	(1.5)
Balance at March 29, 2025	$(26.1)	$5.3	$(14.4)	$(73.6)	$(108.8)
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Share Repurchases
On December 19, 2025, the Company’s Board of Directors authorized a share repurchase program, with no expiration date, for the repurchase of up to $500.0 of Common Shares. There have been no share repurchases under this authorization as of March 28, 2026.
Share-Based Awards
On January 26, 2026, the shareholders of Scotts Miracle-Gro approved an amendment and restatement of The Scotts Miracle-Gro Company Long-Term Incentive Plan which, among other changes, increased the maximum number of Common Shares available for grant to participants under the Plan by 2.75 million Common Shares.
Total compensation cost and the related income tax benefit associated with share-based awards included within net income from continuing operations was as follows for each of the periods indicated:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Share-based compensation	$18.5	$22.0	$25.9	$38.4
Related tax benefit recognized	1.9	4.1	3.3	6.6
Stock Options
Stock option activity was as follows:

	No. of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Awards outstanding at September 30, 2025	2,527,668	$66.43	7.3 years
Granted	469,884	64.22
Exercised	(42,729)	59.45
Forfeited	(168,247)	64.44
Awards outstanding at March 28, 2026	2,786,576	66.28	7.7 years	$13.9
Exercisable	740,432	84.28	6.0 years	5.5
The weighted-average fair value per share of each option granted during the six months ended March 28, 2026 and March 29, 2025 was $19.33 and $22.20, respectively. The total intrinsic value of options exercised during the six months ended March 28, 2026 and March 29, 2025 was not material. As of March 28, 2026, there was $8.5 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested stock options that is expected to be recognized over a weighted-average period of 1.9 years. Cash received from the exercise of stock options, including amounts received from employee purchases under the employee stock purchase plan, was $3.3 and $10.0 for the six months ended March 28, 2026 and March 29, 2025, respectively.
The weighted average assumptions used in the estimation of fair value for awards granted during the six months ended March 28, 2026 are as follows:

Expected volatility	38.9%
Risk-free interest rate	3.9%
Expected dividend yield	3.6%
Expected life	6.1 years

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Restricted share-based awards
Restricted share-based award activity (including restricted stock units and deferred stock units) was as follows:

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2025	478,924	$61.28
Granted	417,007	58.84
Vested	(457,117)	62.38
Forfeited	(3,027)	60.49
Awards outstanding at March 28, 2026	435,787	57.84
The weighted-average grant-date fair value of restricted share-based awards granted during the six months ended March 28, 2026 and March 29, 2025 was $58.84 and $74.21 per share, respectively. As of March 28, 2026, there was $5.4 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested restricted share-based awards that is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of restricted share-based awards vested during the six months ended March 28, 2026 and March 29, 2025 was $27.1 and $52.2, respectively.
For fiscal 2026, the Company is granting short-term equity incentive compensation awards to certain associates in the form of restricted share-based award units in lieu of cash-based annual incentive awards. The program is structured so the fiscal 2026 incentive grant, if any, will be made on or near the incentive payout date, subject to certain performance conditions and a service requirement. The number of restricted share-based award units ultimately issued to participating associates will be based on each associate’s incentive payout amount converted into a variable number of restricted share-based award units based on the fair value of the Common Shares on the grant date. The awards are classified as liability awards and, as of March 28, 2026, the Company had accrued $8.8 in the “Other current liabilities” line in the Condensed Consolidated Balance Sheets associated with these awards. As of March 28, 2026, there was $10.4 of total unrecognized pre-tax compensation cost related to these nonvested restricted share-based award units that is expected to be recognized over the remainder of fiscal 2026. The units associated with these awards are excluded from the table above.
Performance-based awards
Performance-based award activity was as follows (based on target award amounts):

	No. of Units	Wtd. Avg. Grant Date Fair Value per Unit
Awards outstanding at September 30, 2025	444,748	$75.38
Granted	220,519	64.22
Vested (a)	(90,679)	79.13
Forfeited	(2,030)	62.64
Awards outstanding at March 28, 2026	572,558	70.17
(a)     Vested at a weighted average of 100% of the target performance share units granted.
The weighted-average grant-date fair value of performance-based award units granted during the six months ended March 28, 2026 and March 29, 2025 was $64.22 and $72.01 per share, respectively. As of March 28, 2026, there was $10.6 of total unrecognized pre-tax compensation cost, net of estimated forfeitures, related to nonvested performance-based award units that is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of performance-based award units vested during the six months ended March 28, 2026 and March 29, 2025 was $5.7 and $0.0, respectively.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 9. EARNINGS PER COMMON SHARE
The following table presents information necessary to calculate basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net income from continuing operations	$263.3	$220.7	$215.6	$154.7
Loss from discontinued operations, net of tax	(24.7)	(3.2)	(102.0)	(6.7)
Net income	$238.6	$217.5	$113.6	$148.0
Basic net income (loss) per common share:
Continuing operations	$4.53	$3.83	$3.72	$2.69
Discontinued operations	(0.42)	(0.05)	(1.76)	(0.12)
Basic net income per common share	$4.11	$3.78	$1.96	$2.57

Weighted-average common shares outstanding during the period	58.1	57.6	58.0	57.5
Diluted net income (loss) per common share:
Continuing operations	$4.46	$3.78	$3.65	$2.64
Discontinued operations	(0.42)	(0.06)	(1.72)	(0.11)
Diluted net income per common share	$4.04	$3.72	$1.93	$2.53

Weighted-average common shares outstanding during the period	58.1	57.6	58.0	57.5
Dilutive potential common shares	1.0	0.8	1.0	1.1
Weighted-average common shares outstanding during the period plus dilutive potential common shares	59.1	58.4	59.0	58.6

Antidilutive stock options outstanding	0.6	0.6	0.8	0.4
NOTE 10. INCOME TAXES
The effective tax rates related to continuing operations for the six months ended March 28, 2026 and March 29, 2025 were 28.5% and 28.1%, respectively. The effective tax rate used for interim reporting purposes is based on management’s best estimate of factors impacting the effective tax rate for the full fiscal year and includes the impact of discrete items recognized in the period. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
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
Regulatory Matters
At March 28, 2026, the Company had recorded liabilities of $2.5 for environmental actions, the majority of which are for site remediation. The Company believes that the amounts accrued are adequate to cover such known environmental exposures based on current facts and estimates of likely outcomes. Although it is reasonably possible that the costs to resolve such known environmental exposures will exceed the amounts accrued, any variation from accrued amounts is not expected to be material.
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
Beginning in June 2024, purported shareholders filed lawsuits in the United States District Court for the Southern District of Ohio on behalf of proposed classes of purchasers of Common Shares. The lawsuits were consolidated by the court as In re The Scotts Miracle-Gro Company Securities Litigation (Case No. 2:24-cv-03132). The amended consolidated complaint was filed on May 9, 2025 on behalf of a proposed class of purchasers of Common Shares between May 5, 2021, and August 1, 2023, and asserts claims under Section 10(b), Rule 10b-5 and Section 20(a) of the Exchange Act against the Company and certain of its current and former officers based on alleged misstatements about the Company’s inventories, sales and business prospects. The action seeks, among other things, unspecified monetary damages, reasonable costs and expenses and equitable/injunctive or other relief as deemed appropriate by the Court. The Company believes that the claims asserted are without merit and intends to vigorously defend the action. On April 22, 2026, the Court granted in part and denied in part the defendants’ motion to dismiss.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The Company is involved in other lawsuits and claims which arise in the normal course of business relating to advertising claims, securities matters, employment disputes, product complaints and the enforcement and defense of intellectual property rights. These claims individually and in the aggregate are not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.
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
The fair values and amount of gain (loss) recognized in earnings and AOCL associated with derivative instruments did not have a material impact on the Company’s condensed consolidated financial statements for the three and six months ended March 28, 2026 and March 29, 2025.
Exchange Rate Risk Management
The Company uses currency forward contracts to manage the exchange rate risk associated with intercompany loans and certain other balances denominated in foreign currencies. Currency forward contracts are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. The notional amount of outstanding currency forward contracts was $161.4, $157.3 and $100.4 at March 28, 2026, March 29, 2025 and September 30, 2025, respectively. Contracts outstanding at March 28, 2026 will mature over the next fiscal quarter.
Interest Rate Risk Management
The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. The Company has outstanding interest rate swap agreements with major financial institutions that effectively convert a portion of the Company’s variable-rate debt to a fixed rate. Interest rate swap agreements are valued based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Swap agreements that were hedging interest payments as of March 28, 2026, March 29, 2025 and September 30, 2025 had a maximum total U.S. dollar equivalent notional amount of $450.0. Refer to “NOTE 7. DEBT” for the terms of the swap agreements outstanding at March 28, 2026. Gains and losses included in the AOCL balance at March 28, 2026 related to interest rate swap agreements that are expected to be reclassified to earnings during the next twelve months are not material.
Commodity Price Risk Management
The Company enters into hedging arrangements designed to fix the price of a portion of its projected future urea and diesel requirements. Commodity contracts are valued using observable commodity exchange prices in active markets. Gains and losses included in the AOCL balance at March 28, 2026 related to commodity hedges that are expected to be reclassified to earnings during the next twelve months are not material.
The Company had the following outstanding commodity contracts that were entered into to hedge forecasted purchases:

Commodity	March 28, 2026	March 29, 2025	September 30, 2025
Urea	—	6,000 tons	49,500 tons
Diesel	1,596,000 gallons	1,428,000 gallons	2,478,000 gallons
Heating Oil	1,218,000 gallons	798,000 gallons	1,050,000 gallons

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 13. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

	Fair Value Hierarchy Level	March 28, 2026		March 29, 2025		September 30, 2025
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash equivalents	Level 1	$—	$—	$5.0	$5.0	$25.3	$25.3
Other
Investment securities in non-qualified retirement plan assets	Level 1	30.2	30.2	30.4	30.4	32.6	32.6
Convertible debt investments	Level 3	26.2	26.2	28.1	28.1	24.6	24.6

Liabilities
Debt instruments
Credit facilities – revolving loans	Level 2	251.2	251.2	345.0	345.0	—	—
Credit facilities – term loans	Level 2	493.8	493.8	600.0	600.0	500.0	500.0
Senior Notes due 2031 – 4.000%	Level 2	500.0	455.6	500.0	440.0	500.0	459.4
Senior Notes due 2032 – 4.375%	Level 2	400.0	366.5	400.0	353.0	400.0	367.0
Senior Notes due 2029 – 4.500%	Level 2	450.0	435.4	450.0	420.8	450.0	437.1
Senior Notes due 2026 – 5.250%	Level 2	250.0	249.1	250.0	247.8	250.0	249.4
Other debt	Level 2	2.3	2.3	2.5	2.5	5.2	5.2
Changes in the balance of Level 3 convertible debt investments carried at fair value are presented below. There were no transfers into or out of Level 3.

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Fair value at beginning of period	$26.6	$28.1	$24.6	$45.8
Purchases	—	—	2.0	—
Total realized / unrealized gains (losses) included in net earnings	—	—	—	(7.0)
Total realized / unrealized gains (losses) included in OCI	(0.4)	—	(0.4)	—
Exchange	—	—	—	(10.7)
Fair value at end of period	$26.2	$28.1	$26.2	$28.1
On December 18, 2024, THC exchanged its convertible debt investment in RIV Capital for an investment in FLUENT. Refer to “NOTE 3. INVESTMENT IN UNCONSOLIDATED AFFILIATES” for further details.
The amortized cost basis of convertible debt investments was $46.4, $44.4 and $44.4 at March 28, 2026, March 29, 2025 and September 30, 2025, respectively. At March 28, 2026, March 29, 2025 and September 30, 2025, gross unrealized losses on convertible debt investments were $20.2, $16.4 and $19.8, respectively, and there were no gross unrealized gains. These investments have been in a continuous unrealized loss position for greater than 12 months as of March 28, 2026. The allowance for expected credit losses was $1.9 at March 28, 2026, March 29, 2025 and September 30, 2025. At March 28, 2026, the weighted-average period until scheduled maturity of the Company’s convertible debt investments was 3.4 years.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
NOTE 14. LEASES
The Company leases certain property and equipment from third parties under various non-cancelable lease agreements, including industrial, commercial and office properties and equipment that support the management, manufacturing, distribution and research and development of products marketed and sold by the Company. The lease agreements generally require that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At March 28, 2026, the Company had entered into operating leases that were yet to commence with a combined total expected lease liability of $69.3. From time to time, the Company will sublease portions of its facilities, resulting in sublease income. Sublease income and the related cash flows were not material to the condensed consolidated financial statements for the three and six months ended March 28, 2026 and March 29, 2025.
Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance Sheet Location	March 28, 2026	March 29, 2025	September 30, 2025
Operating leases:
Right-of-use assets	Other assets	$284.4	$252.5	$243.9

Current lease liabilities	Other current liabilities	60.9	69.7	67.5
Non-current lease liabilities	Other liabilities	256.9	202.8	192.6
Total operating lease liabilities		$317.8	$272.5	$260.1

Finance leases:
Right-of-use assets	Property, plant and equipment, net	$10.7	$12.9	$11.7

Current lease liabilities	Current portion of debt	2.0	2.1	2.0
Non-current lease liabilities	Long-term debt	11.5	13.5	12.5
Total finance lease liabilities		$13.5	$15.6	$14.5
Components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Operating lease cost (a)	$22.3	$20.1	$43.8	$40.1
Variable lease cost	6.3	6.3	10.9	10.9

Finance lease cost
Amortization of right-of-use assets	0.6	0.6	1.1	1.3
Interest on lease liabilities	0.1	0.2	0.3	0.4
Total finance lease cost	$0.7	$0.8	$1.4	$1.7
(a)Operating lease cost includes amortization of right-of-use assets of $16.9 and $33.3 for the three and six months ended March 28, 2026, respectively, and $16.0 and $32.0 for the three and six months ended March 29, 2025, respectively. Short-term lease expense is excluded from operating lease cost and is not material.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

	Six Months Ended
	March 28, 2026	March 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$43.4	$39.8
Operating cash flows from finance leases	0.3	0.4
Financing cash flows from finance leases	1.0	1.2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$90.7	$34.3
Finance leases	—	0.4
Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

	March 28, 2026	March 29, 2025	September 30, 2025
Weighted-average remaining lease term (in years):
Operating leases	7.7	5.3	5.2
Finance leases	7.5	8.1	7.8

Weighted-average discount rate:
Operating leases	7.2%	6.7%	7.0%
Finance leases	4.6%	4.6%	4.6%
Maturities of lease liabilities by fiscal year for the Company’s leases as of March 28, 2026 were as follows:

Year	Operating Leases	Finance Leases
2026 (remainder of the year)	$44.4	$1.3
2027	70.8	2.5
2028	61.8	2.1
2029	49.1	1.7
2030	36.8	1.7
Thereafter	159.4	7.0
Total lease payments	422.3	16.3
Less: Imputed interest	(104.5)	(2.8)
Total lease liabilities	$317.8	$13.5
NOTE 15. SEGMENT INFORMATION
As a result of the classification of the Hawthorne business as a discontinued operation, the Company’s reportable segments for the three and six months ended March 28, 2026 differ from prior periods. The prior period amounts have been reclassified to reflect the removal of Hawthorne as a reportable segment and from results of continuing operations. The Company has two operating segments: U.S. Consumer and Other; and one reportable segment: U.S. Consumer. Management has chosen to organize the entity primarily around differences in geographic areas. U.S. Consumer consists of the Company’s consumer lawn and garden business in the United States. Other primarily consists of the Company’s consumer lawn and garden business in Canada and does not meet any of the quantitative thresholds requiring separate reportable segment disclosures. This identification of operating segments is consistent with how the segments are managed by the Chief Executive Officer, who has been determined to be the chief operating decision maker (“CODM”) of the Company. The Company is not managed on a consolidated basis. In addition, Corporate consists of general and administrative expenses and certain other income and expense items not allocated to the Company’s operating segments. The accounting policies of the segments are the same as those described in the Company’s summary of significant accounting policies.

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
The following table presents net sales by segment and a reconciliation to the Company’s consolidated net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
U.S. Consumer reportable segment	$1,377.0	$1,311.5	$1,705.5	$1,652.4
Other non-reportable operating segment	82.5	78.2	108.5	103.9
Consolidated	$1,459.5	$1,389.7	$1,814.0	$1,756.3
The following table presents Segment Profit (Loss), including the significant segment expenses provided to the CODM, and a reconciliation to income from continuing operations before income taxes for the periods indicated:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
U.S. Consumer reportable segment
Net sales	$1,377.0	$1,311.5	$1,705.5	$1,652.4
Adjusted cost of sales (a)	786.7	781.4	1,028.2	1,034.6
Adjusted selling, general and administrative (b)	145.9	133.2	220.6	206.5
Other segment items (c)	7.1	4.8	10.4	9.3
Segment Profit	437.3	392.1	446.3	402.0
Other non-reportable operating segment profit	12.1	9.0	10.2	6.0
Corporate (d)	(44.7)	(35.0)	(70.0)	(69.0)
Intangible asset amortization	(0.7)	(0.7)	(1.3)	(1.4)
Total impairment, restructuring and other (e)	(2.2)	(15.7)	(5.2)	(33.7)
Equity in loss of unconsolidated affiliates	(4.5)	(5.9)	(17.6)	(15.8)
Interest expense	(31.3)	(36.6)	(58.5)	(70.5)
Other non-operating expense, net	(1.1)	(1.2)	(2.3)	(2.5)
Income from continuing operations before income taxes	$364.9	$306.0	$301.6	$215.1
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

Contents	THE SCOTTS MIRACLE-GRO COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(Dollars in millions, except per share data)
The following table presents certain other segment disclosures for the periods indicated:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Depreciation and amortization:
U.S. Consumer	$14.3	$13.6	$28.3	$27.2

Share-based compensation:
U.S. Consumer (a)	$4.4	$13.1	$8.9	$19.7
(a)    Includes certain advertising expenses paid for in Common Shares for the three and six months ended March 29, 2025.
The following table presents net sales by product category for the periods indicated:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
U.S. Consumer:
Growing media and mulch	$561.3	$596.1	$672.8	$689.5
Lawn care	505.5	452.4	615.0	576.7
Controls	150.1	127.7	209.9	192.3
Roundup® marketing agreement	84.9	63.1	108.7	90.8
Other, primarily gardening	75.2	72.2	99.1	103.1
Other:
Growing media	23.5	23.2	36.1	35.8
Lawn care	32.7	28.4	35.8	30.7
Other, primarily gardening and controls	26.3	26.6	36.6	37.4
Total net sales	$1,459.5	$1,389.7	$1,814.0	$1,756.3

Contents	THE SCOTTS MIRACLE-GRO COMPANY
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
(Dollars in millions, except per share data)
Recent Events and Trends Affecting our Business
During the three months ended December 27, 2025, we determined that the Hawthorne business met the criteria to be classified as held for sale, and classified the related assets and liabilities as held for sale on the Condensed Consolidated Balance Sheets for all periods presented. We determined this represents a strategic shift, and therefore, effective in the first quarter of fiscal 2026, we classified our results of operations for all periods presented to reflect the Hawthorne business as a discontinued operation. For the three and six months ended March 28, 2026, we incurred pre-tax charges of $29.6 and $134.4, respectively, related to valuation adjustments to recognize the carrying amount of the Hawthorne business at fair value less estimated costs to sell in the “Loss from discontinued operations, net of tax” line on the Condensed Consolidated Statements of Operations.
On April 8, 2026, we completed the sale of the Hawthorne business in North America to Vireo in exchange for 213.0 million common shares of Vireo, which represented approximately 14% of Vireo’s total outstanding common shares as of the closing date, and a warrant with a five year term to acquire 80.0 million additional common shares of Vireo at a strike price of $0.85 per share. On the closing date, the Hawthorne business held cash and cash equivalents of $35.0 that was transferred to Vireo as part of the sale. Additionally, in connection with the transaction, we entered into a contract manufacturing agreement and agreed to provide Vireo with $20.0 of manufacturing services over a two-year period for no cost. The completion of the divestiture during the third quarter of fiscal 2026 resulted in an ordinary taxable loss that will allow the realization of deferred tax assets to reduce cash taxes paid over the next several fiscal years.
We continue to monitor the impacts of macroeconomic conditions, including elevated interest rates and inflationary pressures on input costs and consumer behavior, as well as geopolitical uncertainty, including the duration and resolution of ongoing conflicts, potential escalation of tensions and global supply chain disruptions, and ongoing changes to global trade policies, including the imposition of tariffs. The impact that these events and conditions will have on our operational and financial performance will depend on future developments, which are difficult to predict. For more information about factors that could impact our business, refer to “ITEM 1A. RISK FACTORS” in the 2025 Annual Report.
RESULTS OF OPERATIONS
Unless specifically stated, all discussion herein refers to results from our continuing operations. The following table sets forth the components of earnings as a percentage of net sales for the three months ended March 28, 2026 and March 29, 2025:

	March 28, 2026	% Of Net Sales	March 29, 2025	% Of Net Sales
Net sales	$1,459.5	100.0%	$1,389.7	100.0%
Cost of sales	849.0	58.2	842.3	60.6
Cost of sales—impairment, restructuring and other	—	—	5.3	0.4
Gross margin	610.5	41.8	542.1	39.0
Operating expenses:
Selling, general and administrative	199.2	13.6	177.8	12.8
Impairment, restructuring and other	2.2	0.2	10.4	0.7
Other expense, net	7.3	0.5	4.2	0.3
Income from operations	401.8	27.5	349.7	25.2
Equity in loss of unconsolidated affiliates	4.5	0.3	5.9	0.4
Interest expense	31.3	2.1	36.6	2.6
Other non-operating expense, net	1.1	0.1	1.2	0.1
Income from continuing operations before income taxes	364.9	25.0	306.0	22.0
Income tax expense from continuing operations	101.6	7.0	85.3	6.1
Net income from continuing operations	263.3	18.0	220.7	15.9
Loss from discontinued operations, net of tax	(24.7)	(1.7)	(3.2)	(0.2)
Net income	$238.6	16.3%	$217.5	15.7%
The sum of the components may not equal due to rounding.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The following table sets forth the components of earnings as a percentage of net sales for the six months ended March 28, 2026 and March 29, 2025:

	March 28, 2026	% Of Net Sales	March 29, 2025	% Of Net Sales
Net sales	$1,814.0	100.0%	$1,756.3	100.0%
Cost of sales	1,113.5	61.4	1,119.0	63.7
Cost of sales—impairment, restructuring and other	1.3	0.1	6.7	0.4
Gross margin	699.2	38.5	630.6	35.9
Operating expenses:
Selling, general and administrative	305.1	16.8	291.3	16.6
Impairment, restructuring and other	3.9	0.2	27.0	1.5
Other expense, net	10.2	0.6	8.4	0.5
Income from operations	380.0	20.9	303.9	17.3
Equity in loss of unconsolidated affiliates	17.6	1.0	15.8	0.9
Interest expense	58.5	3.2	70.5	4.0
Other non-operating expense, net	2.3	0.1	2.5	0.1
Income from continuing operations before income taxes	301.6	16.6	215.1	12.2
Income tax expense from continuing operations	86.0	4.7	60.4	3.4
Net income from continuing operations	215.6	11.9	154.7	8.8
Loss from discontinued operations, net of tax	(102.0)	(5.6)	(6.7)	(0.4)
Net income	$113.6	6.3%	$148.0	8.4%
The sum of the components may not equal due to rounding.

Net Sales
Net sales for the three months ended March 28, 2026 were $1,459.5, an increase of 5.0% from net sales of $1,389.7 for the three months ended March 29, 2025. Net sales for the six months ended March 28, 2026 were $1,814.0, an increase of 3.3% from net sales of $1,756.3 for the six months ended March 29, 2025. Factors contributing to the change in net sales are outlined in the following table:

	Three Months Ended	Six Months Ended
	March 28, 2026	March 28, 2026
Volume and mix	4.5%	2.5%
Pricing	0.4	0.6
Foreign exchange rates	0.1	0.2
Change in net sales	5.0%	3.3%
The increase in net sales for the three months ended March 28, 2026 as compared to the three months ended March 29, 2025 was primarily driven by:
•higher sales volume in our U.S. Consumer segment driven by soils, grass seed, fertilizer, plant food and controls products, partially offset by lower sales of mulch products;
•higher net sales associated with the Roundup® marketing agreement; and
•increased pricing in our U.S. Consumer segment.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
The increase in net sales for the six months ended March 28, 2026 as compared to the six months ended March 29, 2025 was primarily driven by:
•higher sales volume in our U.S. Consumer segment driven by soils, grass seed and fertilizer products, partially offset by lower sales of mulch products;
•higher net sales associated with the Roundup® marketing agreement; and
•increased pricing in our U.S. Consumer segment.
Cost of Sales
The following table shows the major components of cost of sales:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Materials	$455.9	$436.0	$572.3	$559.5
Manufacturing labor and overhead	201.9	216.6	258.0	276.5
Distribution and warehousing	158.7	162.6	231.3	233.9
Costs associated with Roundup® marketing agreement	32.5	27.1	51.9	49.1
Cost of sales	849.0	842.3	1,113.5	1,119.0
Cost of sales—impairment, restructuring and other	—	5.3	1.3	6.7
	$849.0	$847.6	$1,114.8	$1,125.7
Factors contributing to the change in cost of sales are outlined in the following table:

	Three Months Ended	Six Months Ended
	March 28, 2026	March 28, 2026
Costs associated with Roundup® marketing agreement	$5.4	$2.8
Material cost changes	4.1	2.6
Foreign exchange rates	2.0	2.3
Volume, mix and other	(4.8)	(13.2)
	6.7	(5.5)
Impairment, restructuring and other	(5.3)	(5.4)
Change in cost of sales	$1.4	$(10.9)
The increase in cost of sales for the three months ended March 28, 2026 as compared to the three months ended March 29, 2025 was primarily driven by:
•higher sales volume in our U.S. Consumer segment;
•an increase in costs associated with the Roundup® marketing agreement; and
•higher material costs in our U.S. Consumer segment;
•partially offset by lower manufacturing costs included within “volume, mix and other” in our U.S. Consumer segment; and
•a decrease in impairment, restructuring and other charges.
The decrease in cost of sales for the six months ended March 28, 2026 as compared to the six months ended March 29, 2025 was primarily driven by:
•lower manufacturing costs included within “volume, mix and other” in our U.S. Consumer segment; and
•a decrease in impairment, restructuring and other charges;
•partially offset by higher sales volume in our U.S. Consumer segment;
•an increase in costs associated with the Roundup® marketing agreement; and
•higher material costs in our U.S. Consumer segment.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Gross Margin
As a percentage of net sales, our gross margin rate was 41.8% and 39.0% for the three months ended March 28, 2026 and March 29, 2025, respectively, and was 38.5% and 35.9% for the six months ended March 28, 2026 and March 29, 2025, respectively. Factors contributing to the change in gross margin rate are outlined in the following table:

	Three Months Ended	Six Months Ended
	March 28, 2026	March 28, 2026
Volume, mix and other	2.0%	1.5%
Roundup® commissions and reimbursements	0.5	0.5
Pricing	0.2	0.4
Material costs	(0.3)	(0.1)
	2.4%	2.3%
Impairment, restructuring and other	0.4	0.3
Change in gross margin rate	2.8%	2.6%
The increase in gross margin rate for the three and six months ended March 28, 2026 as compared to the three and six months ended March 29, 2025 was primarily driven by:
•favorable mix associated with our U.S. Consumer segment;
•higher commission associated with the Roundup® marketing agreement;
•lower manufacturing costs included within “volume, mix and other” in our U.S. Consumer segment;
•increased pricing in our U.S. Consumer segment; and
•a decrease in impairment, restructuring and other charges;
•partially offset by higher material costs in our U.S. Consumer segment.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (“SG&A”):

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Advertising	$81.2	$61.8	$102.3	$79.3
Share-based compensation	18.1	12.9	24.8	24.6
Research and development	7.3	7.9	17.1	14.5
Amortization of intangibles	0.7	0.7	1.3	1.4
Other selling, general and administrative	91.9	94.5	159.6	171.5
	$199.2	$177.8	$305.1	$291.3
SG&A increased $21.4, or 12.0%, during the three months ended March 28, 2026 compared to the three months ended March 29, 2025. Advertising expense increased $19.4, or 31.4%, due to higher media spending in our U.S. Consumer segment. Share-based compensation expense, which excludes certain advertising expenses paid for in Common Shares for the three months ended March 29, 2025, increased $5.2, or 40.3%, primarily due to the timing of long-term incentive compensation grants. Other SG&A decreased $2.6, or 2.8%, driven by lower short-term variable cash incentive compensation expense.
SG&A increased $13.8, or 4.7%, during the six months ended March 28, 2026 compared to the six months ended March 29, 2025. Advertising expense increased $23.0, or 29.0%, due to higher media spending in our U.S. Consumer segment. Other SG&A decreased $11.9, or 6.9%, driven by lower short-term variable cash incentive compensation expense partially offset by higher marketing spend.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Impairment, Restructuring and Other
Activity described herein is classified within the “Cost of sales—impairment, restructuring and other” and “Impairment, restructuring and other” lines in the Condensed Consolidated Statements of Operations. The following table details impairment, restructuring and other charges for each of the periods presented:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Cost of sales—impairment, restructuring and other:
Restructuring and other charges, net	$—	$3.4	$1.3	$4.2
Right-of-use asset impairments	—	1.9	—	2.5
Operating expenses—impairment, restructuring and other:
Restructuring and other charges, net	2.2	10.4	3.9	20.0
Loss on exchange of convertible debt investment	—	—	—	7.0
Total impairment, restructuring and other charges, net	$2.2	$15.7	$5.2	$33.7
Impairment, restructuring and other charges for the three and six months ended March 28, 2026 were not material.
During the three and six months ended March 29, 2025, we incurred employee and executive severance charges of $3.0 in our U.S. Consumer segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations. During the three and six months ended March 29, 2025, we incurred employee and executive severance charges of $3.3 in our U.S. Consumer segment and $2.1 and $11.6, respectively, at Corporate in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations.
During the three and six months ended March 29, 2025, we incurred a non-cash loss of $0.0 and $7.0, respectively, in the “Impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations related to the exchange of our convertible debt investment in RIV Capital for an investment in FLUENT.
During fiscal 2022, we began implementing a series of Company-wide organizational changes and initiatives intended to create operational and management-level efficiencies. As part of this restructuring initiative, we reduced the size of our supply chain network, reduced staffing levels and implemented other cost-reduction initiatives. During the three and six months ended March 29, 2025, we incurred costs of $2.3 and $3.7, respectively, in our U.S. Consumer segment in the “Cost of sales—impairment, restructuring and other” line in the Condensed Consolidated Statements of Operations associated with this restructuring initiative.
Other Expense, net
Other expense is comprised of activities such as the discount on sales of accounts receivable under the Master Receivables Purchase Agreement, royalty income from the licensing of certain of our brand names and foreign exchange transaction gains and losses. Other expense was $7.3 and $4.2 for the three months ended March 28, 2026 and March 29, 2025, respectively; and was $10.2 and $8.4 for the six months ended March 28, 2026 and March 29, 2025, respectively.
Income from Operations
Income from operations was $401.8 for the three months ended March 28, 2026, an increase of 14.9% compared to $349.7 for the three months ended March 29, 2025; and was $380.0 for the six months ended March 28, 2026, an increase of 25.0% compared to $303.9 for the six months ended March 29, 2025. For the three and six months ended March 28, 2026, the increase was primarily driven by higher net sales, a higher gross margin rate and lower impairment, restructuring and other charges, partially offset by higher SG&A.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Equity in Loss of Unconsolidated Affiliates
Equity in loss of unconsolidated affiliates was $4.5 and $5.9 for the three months ended March 28, 2026 and March 29, 2025, respectively; and was $17.6 and $15.8 for the six months ended March 28, 2026 and March 29, 2025, respectively. Equity in loss of unconsolidated affiliates associated with Bonnie Plants, LLC was $4.5 and $15.1 for the three and six months ended March 28, 2026, respectively, compared to $5.9 and $15.8 for the three and six months ended March 29, 2025, respectively. We anticipated a net loss for Bonnie Plants, LLC in the second quarter due to the seasonal nature of its business, in which sales are heavily weighted to the spring and summer selling periods during our third fiscal quarter. During the three months ended December 27, 2025, our investment balance in FLUENT was reduced to zero, and we discontinued equity method recognition of our proportionate share of FLUENT losses.
Interest Expense
Interest expense was $31.3 for the three months ended March 28, 2026, a decrease of 14.5% compared to $36.6 for the three months ended March 29, 2025; and was $58.5 for the six months ended March 28, 2026, a decrease of 17.0% compared to $70.5 for the six months ended March 29, 2025. For the three months ended March 28, 2026, the decrease was driven by lower average borrowings of $162.1 and a decrease in our weighted average interest rate, net of the impact of interest rate swaps, of 50 basis points. For the six months ended March 28, 2026, the decrease was driven by lower average borrowings of $166.9 and a decrease in our weighted average interest rate, net of the impact of interest rate swaps, of 60 basis points. The decrease in average borrowings was driven by our focus on using available cash flow to reduce our debt. The decrease in our weighted average interest rate was primarily driven by lower borrowing rates under the Seventh A&R Credit Agreement.
Income Tax Expense from Continuing Operations
The effective tax rates related to continuing operations for the six months ended March 28, 2026 and March 29, 2025 were 28.5% and 28.1%, respectively. The effective tax rate used for interim purposes is based on our best estimate of factors impacting the effective tax rate for the full fiscal year. Factors affecting the estimated effective tax rate include assumptions as to income by jurisdiction (domestic and foreign), the availability and utilization of tax credits and the existence of elements of income and expense that may not be taxable or deductible. The estimated effective tax rate is subject to revision in later interim periods and at fiscal year-end as facts and circumstances change during the course of the fiscal year. There can be no assurance that the effective tax rate estimated for interim financial reporting purposes will approximate the effective tax rate determined at fiscal year-end.
Net Income from Continuing Operations
Net income from continuing operations was $263.3, or $4.46 per diluted share, for the three months ended March 28, 2026 compared to $220.7, or $3.78 per diluted share, for the three months ended March 29, 2025. The increase was driven by higher net sales, a higher gross margin rate, lower impairment, restructuring and other charges and lower interest expense, partially offset by higher SG&A and higher income tax expense.
Diluted average common shares used in the diluted net income per common share from continuing operations calculation for the three months ended March 28, 2026 and March 29, 2025 were 59.1 million and 58.4 million, respectively, which included potential common shares of 1.0 million and 0.8 million, respectively. The increase in diluted average common shares was primarily the result of the exercise and issuance of share-based compensation awards.
Net income from continuing operations was $215.6, or $3.65 per diluted share, for the six months ended March 28, 2026 compared to $154.7, or $2.64 per diluted share, for the six months ended March 29, 2025. The increase was driven by higher net sales, a higher gross margin rate, lower impairment, restructuring and other charges and lower interest expense, partially offset by higher SG&A and higher income tax expense.
Diluted average common shares used in the diluted net income per common share from continuing operations calculation for the six months ended March 28, 2026 and March 29, 2025 were 59.0 million and 58.6 million, respectively, which included potential common shares of 1.0 million and 1.1 million, respectively. The increase in diluted average common shares was primarily the result of the exercise and issuance of share-based compensation awards.
Loss from Discontinued Operations, net of tax
Loss from discontinued operations, net of tax, associated with our Hawthorne business was $24.7 and $3.2 for the three months ended March 28, 2026 and March 29, 2025, respectively; and was $102.0 and $6.7 for the six months ended March 28, 2026 and March 29, 2025, respectively. During the three and six months ended March 28, 2026, we incurred pre-tax charges of $29.6 and $134.4, respectively, related to valuation adjustments to recognize the carrying amount of the Hawthorne business at fair value less estimated costs to sell.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
SEGMENT RESULTS
As a result of the classification of the Hawthorne business as a discontinued operation, our reportable segments for the three and six months ended March 28, 2026 differ from prior periods. The prior period amounts have been reclassified to reflect the removal of Hawthorne as a reportable segment. Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income taxes, amortization, impairment, restructuring and other charges (“Segment Profit (Loss)”), which is a non-GAAP financial measure. We believe this measure is indicative of performance trends and the overall earnings potential of each segment.
The following table sets forth net sales by segment:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
U.S. Consumer reportable segment	$1,377.0	$1,311.5	$1,705.5	$1,652.4
Other non-reportable operating segment	82.5	78.2	108.5	103.9
Consolidated	$1,459.5	$1,389.7	$1,814.0	$1,756.3
The following table sets forth Segment Profit (Loss) as well as a reconciliation to income from continuing operations before income taxes, the most directly comparable measure prepared in accordance with GAAP:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
U.S. Consumer Segment Profit (Non-GAAP)	$437.3	$392.1	$446.3	$402.0

Other non-reportable operating segment profit	12.1	9.0	10.2	6.0
Corporate	(44.7)	(35.0)	(70.0)	(69.0)
Intangible asset amortization	(0.7)	(0.7)	(1.3)	(1.4)
Impairment, restructuring and other	(2.2)	(15.7)	(5.2)	(33.7)
Equity in loss of unconsolidated affiliates	(4.5)	(5.9)	(17.6)	(15.8)
Interest expense	(31.3)	(36.6)	(58.5)	(70.5)
Other non-operating expense, net	(1.1)	(1.2)	(2.3)	(2.5)
Income from continuing operations before income taxes (GAAP)	$364.9	$306.0	$301.6	$215.1
U.S. Consumer
U.S. Consumer segment net sales were $1,377.0 in the second quarter of fiscal 2026, an increase of 5.0% from second quarter of fiscal 2025 net sales of $1,311.5; and were $1,705.5 for the first six months of fiscal 2026, an increase of 3.2% from the first six months of fiscal 2025 net sales of $1,652.4. For the second quarter of fiscal 2026, the increase was driven by higher sales volume of 4.7% and increased pricing of 0.3%. For the six months ended March 28, 2026, the increase was driven by higher sales volume of 2.6% and increased pricing of 0.6%. Higher sales volume for the three months ended March 28, 2026 was driven by soils, grass seed, fertilizer, plant food and controls products, partially offset by lower sales of mulch products. Higher sales volume for the six months ended March 28, 2026 was driven by soils, grass seed and fertilizer products, partially offset by lower sales of mulch products.
U.S. Consumer Segment Profit was $437.3 in the second quarter of fiscal 2026, an increase of 11.5% from second quarter of fiscal 2025 Segment Profit of $392.1; and was $446.3 for the first six months of fiscal 2026, an increase of 11.0% from the first six months of fiscal 2025 Segment Profit of $402.0. For the three and six months ended March 28, 2026, the increase was primarily due to higher net sales and a higher gross margin rate, partially offset by higher SG&A.
Other
Other segment net sales were $82.5 in the second quarter of fiscal 2026, an increase of 5.5% from second quarter of fiscal 2025 net sales of $78.2; and were $108.5 for the first six months of fiscal 2026, an increase of 4.4% from the first six months of fiscal 2025 net sales of $103.9. For the second quarter of fiscal 2026, the increase was driven by favorable foreign exchange rates of 3.4%, increased pricing of 1.1% and higher sales volume of 1.0%. For the six months ended March 28, 2026, the increase was driven by favorable foreign exchange rates of 2.8%, increased pricing of 1.2% and higher sales volume of 0.4%.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Other Segment Profit was $12.1 in the second quarter of fiscal 2026, an increase of 34.4% from second quarter of fiscal 2025 Segment Profit of $9.0; and was $10.2 for the first six months of fiscal 2026, an increase of 70.0% from the first six months of fiscal 2025 Segment Profit of $6.0. For the three and six months ended March 28, 2026, the increase was driven by higher net sales and a higher gross margin rate.
Corporate
Corporate expenses were $44.7 in the second quarter of fiscal 2026 compared to $35.0 for the second quarter of fiscal 2025; and were $70.0 for the first six months of fiscal 2026, an increase of 1.4% from the first six months of fiscal 2025 expenses of $69.0. For the second quarter of fiscal 2026, the increase was primarily driven by the timing of long-term incentive compensation grants, partially offset by lower short-term variable incentive compensation expense.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes cash activities:

	Six Months Ended
	March 28, 2026	March 29, 2025
Net cash used in operating activities	$(150.4)	$(257.2)
Net cash used in investing activities	(45.4)	(34.7)
Net cash provided by financing activities	168.2	237.9
Operating Activities
Cash used in operating activities totaled $150.4 for the six months ended March 28, 2026 compared to $257.2 for the six months ended March 29, 2025. The decrease was driven by higher sales and the timing of inventory production, partially offset by higher short-term variable cash incentive compensation payments and higher SG&A.
Investing Activities
Cash used in investing activities totaled $45.4 for the six months ended March 28, 2026 compared to $34.7 for the six months ended March 29, 2025. Cash used for investments in property, plant and equipment during the first six months of fiscal 2026 and 2025 was $38.6 and $37.6, respectively. During the six months ended March 28, 2026 and March 29, 2025, we had net other investing cash (outflows) inflows of $(6.8) and $2.9, respectively.
Financing Activities
Cash provided by financing activities totaled $168.2 for the six months ended March 28, 2026 compared to $237.9 for the six months ended March 29, 2025. During the six months ended March 28, 2026, we had net borrowings on our debt instruments of $241.0 due to our seasonal working capital build. We also paid dividends of $77.8, financing and issuance fees of $8.7 and received cash from the exercise of stock options of $3.3 (which also includes amounts received from employee purchases under the employee stock purchase plan). During the six months ended March 29, 2025, we had net borrowings on our debt instruments of $321.2, paid dividends of $78.0 and received cash from the exercise of stock options of $10.0 (which also includes amounts received from employee purchases under the employee stock purchase plan). During the six months ended March 28, 2026 and March 29, 2025, we repurchased Common Shares for $11.6 and $18.3, respectively (which includes cash paid to tax authorities to satisfy statutory income tax withholding obligations related to share-based compensation). In addition, during the six months ended March 28, 2026 and March 29, 2025, we had other financing cash inflows of $22.0 and $3.0, respectively, primarily related to collections of previously sold accounts receivable not yet submitted to the buyer.
Share Repurchases
On December 19, 2025, our Board of Directors authorized a share repurchase program, with no expiration date, for the repurchase of up to $500.0 of Common Shares. There have been no share repurchases under this authorization as of March 28, 2026.

Contents	THE SCOTTS MIRACLE-GRO COMPANY
(Dollars in millions, except per share data)
Accounts Receivable Sales
We are party to a Master Receivables Purchase Agreement, which is uncommitted and expires on September 1, 2026, under which we may sell up to $750.0 of available and eligible outstanding customer accounts receivable generated by sales to five specified customers. Transactions under the Master Receivables Purchase Agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheets at the time of the sales transaction. Proceeds received from the sales of accounts receivable are classified as operating cash flows and collections of previously sold accounts receivable not yet submitted to the buyer are classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. We record the discount on sales in the “Other expense, net” line in the Condensed Consolidated Statements of Operations. At March 28, 2026, March 29, 2025 and September 30, 2025, net receivables derecognized were $654.1, $598.2 and $163.3, respectively. During the three months ended March 28, 2026 and March 29, 2025, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $813.8 and $748.2, respectively, and the total discount recorded on sales was $8.5 and $7.9, respectively. During the six months ended March 28, 2026 and March 29, 2025, proceeds from the sale of receivables under the Master Receivables Purchase Agreement totaled $1,068.5 and $1,022.2, respectively, and the total discount recorded on sales was $11.4 and $11.2, respectively.
Supplier Finance Program
We have an agreement to provide a supplier finance program which facilitates participating suppliers’ ability to finance our payment obligations with a designated third-party financial institution. Participating suppliers may, at their sole discretion, elect to finance our payment obligations prior to their scheduled due dates at a discounted price to the participating financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under this arrangement. The payment terms that we negotiate with our suppliers are consistent, regardless of whether a supplier participates in the program. Our current payment terms with a majority of our suppliers generally range from 30 to 60 days, which we deem to be commercially reasonable. Our outstanding payment obligations under our supplier finance program were $42.9, $32.1 and $13.9 at March 28, 2026, March 29, 2025 and September 30, 2025, respectively, and are recorded within accounts payable in the Condensed Consolidated Balance Sheets. The associated payments were $154.7 and $153.1 for the six months ended March 28, 2026 and March 29, 2025, respectively, and are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.
Cash and Cash Equivalents
Our cash and cash equivalents were held in cash depository accounts with major financial institutions around the world or invested in high-quality, short-term liquid investments having original maturities of three months or less. The cash and cash equivalents balances, including cash and cash equivalents classified within current assets held for sale, of $9.1, $16.9 and $36.6 as of March 28, 2026, March 29, 2025 and September 30, 2025, respectively, included $4.8, $9.4 and $4.2, respectively, held by controlled foreign corporations. As of March 28, 2026, we maintain our assertion of indefinite reinvestment of the earnings of all material foreign subsidiaries.
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
(Dollars in millions, except per share data)
At March 28, 2026, we had letters of credit outstanding in the aggregate principal amount of $93.2, and had $1,155.6 of borrowing availability under the Seventh A&R Credit Agreement. The weighted average interest rates on average borrowings under the credit facilities, excluding the impact of interest rate swaps, were 6.4% and 7.8% for the six months ended March 28, 2026 and March 29, 2025, respectively.
The Seventh A&R Credit Agreement contains, among other obligations, an affirmative covenant regarding our leverage ratio determined as of the end of each of our fiscal quarters, calculated as average total indebtedness divided by our Adjusted EBITDA. The maximum permitted leverage ratio is 5.00. Our leverage ratio was 3.71 at March 28, 2026. The Seventh A&R Credit Agreement also contains an affirmative covenant regarding our interest coverage ratio determined as of the end of each of our fiscal quarters, calculated as Adjusted EBITDA divided by interest expense, as described in the Seventh A&R Credit Agreement. The minimum required interest coverage ratio is (i) 3.00 for each of the fiscal quarters within fiscal 2026, (ii) 3.25 for each of the fiscal quarters within fiscal 2027 and (iii) 3.50 for fiscal quarters thereafter. Our interest coverage ratio was 5.62 at March 28, 2026.
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
Senior Notes
On December 15, 2016, Scotts Miracle-Gro issued $250.0 aggregate principal amount of 5.250% Senior Notes with a maturity date of December 15, 2026. The 5.250% Senior Notes represent general unsecured senior obligations and rank equal in right of payment with our existing and future unsecured senior debt. The 5.250% Senior Notes have interest payment dates of June 15 and December 15 of each year. At March 28, 2026, the $250.0 aggregate principal amount of the 5.250% Senior Notes is classified in the “Current portion of debt” line in the Condensed Consolidated Balance Sheets as it is payable within one year. We intend to repay the 5.250% Senior Notes during fiscal 2026 using a combination of cash flow from operations and available borrowing capacity under the Seventh A&R Credit Agreement.
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
(Dollars in millions, except per share data)
Interest Rate Swap Agreements
We enter into interest rate swap agreements with major financial institutions that effectively convert a portion of our variable-rate debt to a fixed rate. Interest payments made between the effective date and expiration date are hedged by the swap agreements. Swap agreements that were hedging interest payments as of March 28, 2026, March 29, 2025 and September 30, 2025 had a maximum total U.S. dollar equivalent notional amount of $450.0. The notional amount, effective date, expiration date and rate of each of the swap agreements outstanding at March 28, 2026 are shown in the table below:

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

	March 28, 2026	September 30, 2025
Current assets	$1,420.9	$831.9
Non-current assets (a)	1,734.7	1,657.4
Current liabilities	1,173.6	640.9
Non-current liabilities	2,367.0	2,297.4
(a)Includes amounts due from Non-Guarantor subsidiaries of $92.3 and $11.4, respectively.

	Six Months Ended	Year Ended
	March 28, 2026	September 30, 2025
Net sales	$1,715.7	$3,018.5
Gross margin	677.4	980.0
Net income from continuing operations	216.2	196.3
Net income (a)	113.2	180.4
(a)Includes intercompany income from Non-Guarantor subsidiaries of $2.9 and $5.9, respectively.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management believes that there are no material changes to our quantitative and qualitative disclosures about market risks during the six months ended March 28, 2026 compared to those disclosed in the 2025 Annual Report.
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
With the participation of the principal executive officer and the principal financial officer of the Registrant, the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the fiscal quarter covered by this Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures were effective as of March 28, 2026.
Changes in Internal Control Over Financial Reporting
No changes in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the Registrant’s fiscal quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Contents
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the legal proceedings that have been previously disclosed in Part I, Item 3 of the 2025 Annual Report. There have been no material developments to the pending legal proceedings set forth therein.
We are involved in other lawsuits and claims which arise in the normal course of our business relating to advertising claims, securities matters, employment disputes, product complaints and the enforcement and defense of intellectual property rights. In our opinion, these claims individually and in the aggregate are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
The Company’s risk factors, as of March 28, 2026, have not materially changed from those described in Part I, Item 1A of the 2025 Annual Report.
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
The following table shows the purchases of Common Shares made by or on behalf of Scotts Miracle-Gro or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Scotts Miracle-Gro for each of the three fiscal months in the quarter ended March 28, 2026:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plans or Programs (3)
December 28, 2025 through January 24, 2026	—	$—	—	N/A
January 25, 2026 through February 21, 2026	1,339	$62.70	—	$500,000,000
February 22, 2026 through March 28, 2026	4,342	$66.41	—	$500,000,000
Total	5,681	$65.53	—

(1)All of the Common Shares purchased during the second quarter of fiscal 2026 were purchased in open market transactions. The Common Shares purchased during the quarter consisted of 5,681 Common Shares purchased by the trustee of the rabbi trust established by the Company as permitted pursuant to the terms of The Scotts Company LLC Executive Retirement Plan.

(2)The average price paid per Common Share is calculated on a settlement basis and includes commissions.

(3)On December 19, 2025, the Company’s Board of Directors authorized a share repurchase program, with a commencement date of January 29, 2026 and no expiration date, for the repurchase of up to $500.0 million of Common Shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the second quarter of fiscal 2026, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted, modified or terminated any Rule 10b5-1 trading arrangement or non Rule 10b5-1 trading arrangement (in each case, as defined in Item 408).
ITEM 6. EXHIBITS
See Index to Exhibits at page 44 for a list of the exhibits included herewith.

Contents
THE SCOTTS MIRACLE-GRO COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2026

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	The Scotts Miracle-Gro Company Long-Term Incentive Plan (Effective January 26, 2026)	8-K	10.1	January 29, 2026
10.2	Form of Standard Nonqualified Stock Option Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.2	January 29, 2026
10.3	Form of Standard Restricted Stock Unit Award Agreement for Employees used to evidence grants which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.3	January 29, 2026
10.4	Form of Performance Unit Award Agreement which may be made under The Scotts Miracle-Gro Long-Term Incentive Plan	8-K	10.4	January 29, 2026
10.5	Form of Standard Restricted Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.5	January 29, 2026
10.6	Form of Deferred Stock Unit Award Agreement for Non-Employee Directors (with Related Dividend Equivalents) which may be made under The Scotts Miracle-Gro Company Long-Term Incentive Plan	8-K	10.6	January 29, 2026
21	Subsidiaries of The Scotts Miracle-Gro Company				X
22	Guarantor Subsidiaries				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications (Principal Executive Officer)				X
31.2	Rule 13a-14(a)/15d-14(a) Certifications (Principal Financial Officer)				X
32	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

Contents
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SCOTTS MIRACLE-GRO COMPANY

Date: May 6, 2026	/s/ MARK J. SCHEIWER
Printed Name: Mark J. Scheiwer
Title: Executive Vice President, Chief Financial Officer & Chief Accounting Officer